Form 10-K
period 1996-04-28
CATTLEMANS INC
filed 1996-07-26
CIK 910646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  (Mark One)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     /X/      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended April 28, 1996

                                     OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-22252

                               CATTLEMAN'S, INC.
               (Exact name of registrant as specified in charter)



DELAWARE                                                        38-3012740
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                Identification Number)
1825 SCOTT STREET
DETROIT, MICHIGAN                                               48207
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code:             (313) 833-2700
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X                  No
    ---                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to
this Form 10-K.    / /

At June 30, 1996, 3,289,983 shares of Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on June 30, 1996 (367,933 shares) was approximately $599,731.

                      Documents Incorporated by Reference

      Portions of the Registrant's definitive 1996 Information Statement are incorporated by reference into Part III.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     GENERAL

     CATTLEMAN'S, INC. ("Cattleman's"), a Delaware corporation, through its wholly-owned subsidiary, Cattleman's Meat Company ("Cattleman's Meat"), a Michigan corporation, conducts wholesale beef processing and fresh food outlet sales operations. All references to Cattleman's includes Cattleman's Meat, unless otherwise disclosed. Beef processing involves the conversion of carcasses of fresh beef into boxed beef, which is marketed primarily in the United States to hotel, restaurant and institutional distributors, retail distributors and other beef fabrication processors. Five retail outlets sell fresh wholesale cuts of beef, retail cuts of beef, pork, poultry and fresh produce to the general public under the name "Cattleman's Farmers' Markets."

     Cattleman's is organized to take advantage of the vertical integration opportunities available pursuant to its outlet / processing structure. Among other things, benefits include product availability, inventory management, pricing support and elimination of the middleman.

     Cattleman's sales office and beef processing fabrication plant are located at corporate headquarters at 1825 Scott Street, Detroit, Michigan 48207. Cattleman's retail outlets are located in Detroit, Farmington, Hamtramck, Oak Park and Taylor, Michigan. Cattleman's retail distribution center is located in the Eastern Market area of Detroit, Michigan. Cattleman's telephone number is (313) 833-2700.

     HISTORY OF CATTLEMAN'S BUSINESS

     Cattleman's is the successor of Arrow Point Resources, Inc. ("Arrow Point"), a Utah non-operating shell corporation incorporated in 1984. Cattleman's Meat was originally organized as Eastern Market Beef Processing Corp. ("Eastern Market"). From its inception in 1972, Eastern Market has conducted business as a wholesale beef fabricator.

     Pursuant to an Agreement and Plan of Reorganization dated June 1991 (the "Plan"), Arrow Point changed its name to Cattleman's, Inc. ("Cattleman's Inc. - Utah"), approved a ten for one reverse stock split of the then issued and outstanding shares and, in consideration of the issuance of 2,832,000 shares of its common stock to the shareholders of Eastern Market, acquired all of the issued and outstanding common stock of Eastern Market. As a result of the acquisition, Cattleman's - Utah had a total of 3,191,982 shares of common stock issued and outstanding. Following the reverse acquisition, the officers and directors of Cattleman's - Utah were replaced with the officers and directors of Eastern Market.

     In connection with the Plan, Cattleman's Inc. was organized under the laws of the State of Delaware ("Cattleman's Inc. - Delaware) as a wholly-owned subsidiary of Cattleman's - Utah in July 1991 in order to change the domicile of Cattleman's Utah to Delaware. In August 1991, Cattleman's Inc. - Utah and Cattleman's Inc. - Delaware merged, with Cattleman's - Delaware as the surviving corporation. In November 1991, Eastern Market changed its name to Cattleman's Meat.

     Effective August 30, 1993, Cattleman's acquired substantially all of the assets of Oak Farms Market, Inc. and Oak Farms Market - Farmington, Inc. (collectively, "Oak Farms") in exchange for 90,000 shares of Cattleman's stock. Oak Farms owned and operated two fruit markets in Oak Park and Farmington, Michigan, respectively. See "Facilities" below.

     OPERATIONS

     PROCESSING.

     Cattleman's converts beef carcasses into "boxed beef" (packing house style wholesale cuts of beef) and trimmings (used primarily for hamburger and beef sausage) at its Scott Street plant. Cattleman's does not raise cattle and it does not reduce live cattle to dressed carcasses. Cattleman's purchases the carcass beef by the "swinging trailer load" (e.g., in quarters on hooks) primarily from what it believes are the three largest slaughtering companies in the country: (i) Iowa Beef Processors; (ii) Monfort, Inc., a subsidiary of ConAgra, Inc.; and (iii) Excel, a subsidiary of Cargill, Inc. In the aggregate, these suppliers have demonstrated the ability, throughout the history of Cattleman's, to supply Cattleman's with substantially all of its needs for carcass beef. Cattleman's believes that these suppliers will continue to supply its demands for carcass beef and that the Scott Street plant has sufficient capacity to grow to match anticipated increased demand for its products.

     PRODUCTS.

     Cattleman's product line includes a variety of grades and sizes of beef. The beef carcasses received from the suppliers have generally already been graded by the suppliers. The suppliers generally have exact specifications that all their carcass beef must satisfy for automated processing in their plants. These specifications include size, shape, fat cover and color. Cattleman's is an outlet for these suppliers of carcass beef which does not satisfy their exact specifications. Because of the variety, size and different needs of its customers, Cattleman's fills an industry niche.

     Cattleman's believes that its retail outlets are unique to Michigan. Outlet customers shop in a "no frills" temperature controlled environment, where both packing house style and retail cuts of fresh meat along with deli lunch meat and dairy products are displayed. The outlets, which are generally open seven days a week, sell wholesale cuts of beef, retail cuts of beef, pork, poultry, produce, deli and dairy.

     PURCHASES AND SALES.

     During the fiscal year ended April 28, 1996, Cattleman's bought approximately 97,000,000 pounds of carcass beef and 9,200,000 pounds of boxed beef. There are no purchase contracts with suppliers. Cattleman's provides letters of credit to certain of its suppliers. The standard practice in the industry requires payment by Cattleman's for its carcass beef purchases within eight (8) days after receipt. As a result, the payment terms with the customers of the beef fabricating wholesale operations require payment no later than twelve (12) days after delivery. Consequently, there are essentially no backlog orders as Cattleman's inventory balance of carcass beef generally equals the sales volume over a period of one week. Periodically, however, when beef supply is high and prices are low, Cattleman's will purchase extra beef in order to attempt to take advantage of the market opportunity. The beef is inventoried for sale in the spring when prices are anticipated to be higher. Accordingly, after this type of purchasing, the inventory balance of Cattleman's can rise to a level equaling the sales volume over a period of 2 to 2 1/2 weeks.

     The beef industry is subject to price fluctuations and to market conditions as they affect supply and demand. Although the quick turnaround between the time of purchase and the time of sale of the carcass beef and boxed beef, respectively, generally permits some stability in price, there are times when significant fluctuations in price in a short period of time can have a significant effect on profitability as it relates to transactions during those periods.

     CUSTOMERS.

     The customers of the beef fabricating wholesale operation are primarily hotel, restaurant and institutional distributors, retail distributors and other processors. Sales are conducted by Cattleman's salesmen located at the corporate headquarters. Cattleman's customer niche is its ability to offer a wide variety of grades, sizes and shapes of beef (including custom ordered cuts) and to deliver its products to most of its customers overnight and on short notice. Products are distributed to its domestic customers and to export trading companies for delivery to foreign countries primarily by common carrier.

     Cattleman's sells its boxed beef nationally and to certain foreign countries (generally, countries in the Caribbean basin, Canada, Mexico and Taiwan) in approximately the percentages set forth in the following table:


        AREA                   PERCENTAGE OF SALES BY AREA
- ---------------------  ----------------------------------------
                              1996         1995         1994
- ---------------------------------------------------------------
      Cattleman's Outlets        3.3%         3.6%         2.9%
- ---------------------------------------------------------------
      Michigan                  22.7%        25.7%        30.1%
- ---------------------------------------------------------------
      Midwest                   19.2%        18.1%        16.8%
- ---------------------------------------------------------------
      East                      28.5%        32.3%        32.1%
- ---------------------------------------------------------------
      South                     19.8%        13.8%        11.7%
- ---------------------------------------------------------------
      West                       5.0%         5.0%         5.4%
- ---------------------------------------------------------------
      Foreign                    1.5%         1.5%         1.0%

     Outlets sell products to the general public at lower than traditional retail prices for meat. The customer base is drawn not only from metropolitan Detroit, but from Canada as well. Cattleman's markets its products through substantial advertising in newspapers and radio. Retail outlets promote the quality of the products and the savings available for the purchase of packing house style cuts of beef which are obtained through Cattleman's beef fabrication operations. Cattleman's outlets also sell regular retail packages of fresh and smoked meats at prices traditionally 10%-40% below meat markets and supermarkets. In addition, produce is sold at prices lower than supermarkets and competitive with larger produce markets. The design of the outlets promotes their lower than traditional retail price image as the retail customer shops in the "no frills" controlled atmosphere.

     FACILITIES.

     The beef processing operations of Cattleman's are located at the Scott Street plant at 1825 Scott Street, Detroit, Michigan. The Scott Street plant is situated in Detroit's Eastern Market, a local wholesale food distribution area near downtown Detroit, and consists of a building of approximately 56,500 sq. ft. Cattleman's owns the property which serves as collateral under the Company's financing arrangements. Cattleman's considers the Scott Street plant to be in good condition. Cattleman's anticipates cash expenditures of approximately $1,000,000 for additional processing equipment and plant additions in fiscal year 1997 for the Scott Street Plant to be funded from operations.

     Cattleman's currently operates five outlets in metropolitan Detroit (Detroit, Hamtramck, Taylor, Farmington and Oak Park). The Taylor, Farmington and Oak Park outlets are leased from third parties. The Farmington and Oak Park outlets were acquired from Oak Farms effective August 30, 1993. See "History of Cattleman's Business" above. The Farmington outlet was converted to a Cattleman's outlet in November 1993. The Oak Park outlet was converted to a Cattleman's outlet in

December 1994. The five outlets range in size from approximately 4,000 to 18,000 square feet. In November, 1993, Cattleman's leased a warehouse located in Detroit, Michigan from an unaffiliated party. The warehouse handles produce and grocery distribution to the outlets.

     When reasonable and in accordance with business plans, goals and requirements, Cattleman's may expand its retail outlets through acquisitions and establishment of new outlets in the metropolitan Detroit area, and eventually in other market areas.

     EMPLOYEES.

     Cattleman's employs approximately 340 full time employees, consisting mostly of hourly wage employees who are represented by the United Food and Commercial Workers Union of the AFL-CIO. The term of the present labor contract with its retail employees is scheduled to expire in November 1998. The contract with its processing division employees was renegotiated in December 1994 and is scheduled to expire in November 1998. Cattleman's considers its relations with its employees to be good.

     PATENTS, TRADEMARKS AND LICENSES

     Cattleman's presently does not own or have any interest in any patents, trademarks, licenses or franchises.

     REGULATORY MATTERS

     Cattleman's is subject to various laws and regulations relating to its facilities, production standards and pollution controls which are administered by federal, state and other governmental agencies, including the United States Department of Agriculture (USDA), the Environmental Protection Agency, the Michigan Department of Natural Resources, the Michigan Department of Agriculture and the Occupational Safety and Health Administration. The Scott Street plant is inspected by the USDA on a continuous basis. Cattleman's believes that it is in compliance with all health, environmental and other laws in all material respects and that continued compliance with existing standards will not have a material effect on its earnings, financial condition or its competitive position.

     COMPETITION

     Cattleman's believes that its processing / outlet structure provides it with a competitive edge with respect, among other things, to product availability, inventory management, pricing support and elimination of the middleman. Cattleman's believes this is an important edge in light of the small margins characterizing the industry.

     Cattleman's believes that its beef processing operations fill a niche in which there are only a few competitors located in Illinois, Michigan, and Wisconsin. In addition, although Cattleman's suppliers are the largest slaughtering and beef processing companies in the country, Cattleman's believes that they are not in direct competition because, as previously disclosed, Cattleman's acts more as an outlet for such suppliers. Cattleman's competes on the basis of its reputation, product variety, continued quality and service, price and customer base.

     There are principally two categories of competitors of Cattleman's retail outlets: (i) chain supermarkets; and (ii) independent operators. Cattleman's intends to continue to compete through its unique store design and its discount pricing structure. Cattleman's believes that these are significant competitive advantages and will continue to highlight these differences in its newspaper and radio advertisements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Cattleman's is a party to legal proceedings arising out of its general business activities. However, there are no pending legal proceedings to which Cattleman's is a party, or to which any of its properties is subject, which, if determined adversely to Cattleman's, would have a material adverse effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during Cattleman's fourth quarter ended April 28, 1996.

                                    PART II




ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     MARKET INFORMATION

     The shares of Common Stock of Cattleman's are quoted on the NASDAQ Small Cap Market under the symbol "CTLO." The range of high and low bid quotations for each of the quarters for the years ended December 31, 1993, 1994, 1995 and for the first two quarters of 1996 are provided below. (Prior to November, 1993, the shares of Common Stock of Cattleman's were traded on the National Daily Quotation Sheets, the "Pink Sheets.") The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. In addition, the quotations should not be deemed to reflect an established public trading market. The shares of Common Stock are thinly traded.



            QUARTERS ENDING          HIGH        LOW
            ---------------         ------      -----
           March 31, 1993            $2 3/8     $1 5/8
         -----------------------------------------------
           June 30, 1993             $2 1/2     $1 1/2
         -----------------------------------------------
           September 30, 1993        $3 3/8     $2 1/4
         -----------------------------------------------
           December 31, 1993         $5 1/4     $2 1/2
         -----------------------------------------------
           March 31, 1994            $3 1/8     $2 1/2
         -----------------------------------------------
           June 30, 1994             $3         $2 1/4
         -----------------------------------------------
           September 30,1994         $2 1/8     $1 3/4
         -----------------------------------------------
           December 31, 1994         $1 3/4     $1
         -----------------------------------------------
           March 31, 1995            $1 1/4     $1
         -----------------------------------------------
           June 30, 1995             $1 1/4     $1 1/8
         -----------------------------------------------
           September 30, 1995        $1 3/4     $1 1/4
         -----------------------------------------------
           December 31, 1995         $1 1/4     $1
         -----------------------------------------------
           March 31, 1996            $1 7/8     $1 1/4
         -----------------------------------------------
           June 30, 1996             $1 1/8     $1
         -----------------------------------------------

     HOLDERS

     At June 30, 1996, there were 290 holders of record of Cattleman's shares of Common Stock.

     DIVIDENDS

     During the last two fiscal years, Cattleman's has not paid any cash or other dividends on its Common Stock. Pursuant to its loan agreement with Comerica Bank, Cattleman's may not declare any dividends on its Common Stock. In addition, the declaration by Cattleman's, and the amount of any cash dividends, will depend on circumstances existing at the time, including Cattleman's earnings, financial condition and capital requirements, the cash available to pay such dividends as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that any dividends on Cattleman's Common Stock will be paid in the future.

ITEM 6.     SELECTED FINANCIAL DATA


The selected financial data shown below has been derived from the consolidated financial statements of the Company for the years shown.


52/53 WEEKS ENDED (1)       APRIL 28,     APRIL 30,      APRIL 30,      APRIL 24,     APRIL 25,
                              1996          1995           1994           1993          1992
- -------------------------------------------------------------------------------------------------
Sales                      $125,279,271  $126,342,937   $143,750,874  $134,377,532  $123,818,486
- -------------------------------------------------------------------------------------------------
Cost of Goods Sold          120,109,380   121,838,830    137,781,848   128,049,928   119,449,587
- -------------------------------------------------------------------------------------------------
Selling, General and
 Administrative Expenses      4,741,217     4,457,359      5,458,922     4,018,640     3,133,930
- -------------------------------------------------------------------------------------------------
Income from Operations          428,674        46,748        510,104     2,308,964     1,234,969
- -------------------------------------------------------------------------------------------------
Net Income (Loss)              (161,159)     (353,761)        47,532     1,307,296       499,921
- -------------------------------------------------------------------------------------------------
Net Income (Loss) per
 Share (2) (3)                    (0.05)        (0.11)          0.01          0.41          0.16
- -------------------------------------------------------------------------------------------------
Total Assets                 18,367,853    18,602,253     19,056,673    14,605,593    14,646,610
- -------------------------------------------------------------------------------------------------
Long-Term Obligations,
Long-Term Debt and
 Capital Leases               8,052,479     7,081,786      5,457,762     1,133,564     1,411,660
- -------------------------------------------------------------------------------------------------
Less Current Portion            636,715       623,802        126,960       395,000       366,000
- -------------------------------------------------------------------------------------------------
Long-Term Portion          $  7,415,764  $  6,457,984   $  5,330,802  $    738,564  $  1,045,660
- -------------------------------------------------------------------------------------------------

(1) The Company has changed its fiscal year end from the last Saturday in April to the last Sunday in April starting in fiscal 1995.

(2) Due to the reorganization of Cattleman's in fiscal 1992, the calculations of earnings per share are based on the total number of shares of the common capital stock of Cattleman's outstanding after the reorganization.

(3) No dividends have been declared during any of the periods indicated. See "Shareholder Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Cattleman's, Inc. was originally incorporated in 1972. In 1991, the Company changed its name from Eastern Market Beef to Cattleman's. Cattleman's is currently incorporated in the state of Delaware.

The Company sells its beef production throughout the United States, Canada, Mexico and the Caribbean with some sales to the Far East. The Company sells to approximately 380 customers, mainly fresh meat distributors, hotel, restaurant & institutional suppliers and large retailers. No customer or group of customers account for a disproportionate share of Company sales.

The Company also sells its products through five outlets in the Metropolitan Detroit area. These sales, which include a complete-line of fresh foods, accounted for 17.4% of Company sales in fiscal 1996. Outlet sales totaled 16.0% of Cattleman's total sales in fiscal 1995.

FINANCIAL CONDITION

The Company keeps lines of credit in excess of the immediate needs of its business. Borrowings on the line normally increase during the fall and peak in December when the premium cuts of meat are inventoried. The line is paid down during each Spring, the industry's strong selling period.

CASH USED IN OPERATING ACTIVITIES during fiscal 1996 totaled $.7 million. Cash used in operations occurred primarily due to a net loss ($.2 million), an increase in inventories ($.4 million), a decrease in accounts payable, accrual expenses and deferred taxes ($1.1 million) offset by depreciation ($1.0 million).

CASH USED IN INVESTING ACTIVITIES during fiscal 1996 and 1995 totaled $.6 million and $1.7 million respectively. Fiscal 1996 activity resulted primarily from renovations at our processing plant while 1995 activity resulted primarily from expenditures on remodeling projects in our retail outlets.

CASH PROVIDED BY FINANCING ACTIVITIES during fiscal 1996 and 1995 totaled $1.0 million and $1.4 million, respectively. In fiscal 1996, long term borrowings increased $1.0 million, used primarily for capital expenditures, inventory purchases and accounts payable reduction.

OTHER In 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Statement 121 also addresses the accounting for assets that are expected to be disposed of. The Company will adopt Statement 121 in fiscal year 1997 and does not believe that the effect of adoption will be material.

Also in 1995, FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which introduces a fair-value based method of accounting for stock-based compensation. Under the standard, companies may choose to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, while adopting the disclosure provisions of Statement 123. The Company will adopt Statement 123 in fiscal year 1997 and plans to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25.

RESULTS OF OPERATIONS

COMPARISON OF  FISCAL 1996 TO FISCAL 1995

SALES for fiscal year ending April 28, 1996 were $125.3 million compared to fiscal year ending April 30, 1995 sales of $126.3 million. Sales decreased slightly due to lower average selling prices for boxed beef.

Gross tonnage of product sold increased approximately 6.0%. Outlet sales increased 8.3%. Outlet sales represented 17.4% of total sales in fiscal 1996 compared to 16.0% for the fiscal 1995.

COST OF GOODS SOLD for fiscal 1996 was $120.1 million compared to $121.8 million for fiscal 1995, a decrease of $1.7 million. Costs as a percent of sales in our processing operations remained flat while margins in our retail outlets improved by approximately one percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for fiscal 1996 and fiscal 1995 were $4.7 million and $4.5 million, respectively. As a percent of sales, SG&A totaled 3.8% for fiscal 1996 and 3.6% for fiscal 1995. The increase of $200,000, or 4.4%, resulted primarily from increased payroll and payroll related costs, one-time expenses associated with terminating a lease agreement for a future, additional retail outlet plus the cost of consulting services related to our retail operations.

NET INTEREST EXPENSE increased $143,000 to $624,000 during fiscal 1996 compared with fiscal 1995. The increase resulted from greater utilization of the revolving line-of-credit on average throughout the period, plus higher average interest rates in fiscal 1996.

NET LOSS for fiscal 1996 was $160,000 compared to $350,000 for fiscal 1995 due, primarily, to improved performance in our retail outlets.

COMPARISON OF  FISCAL 1995 TO FISCAL 1994

SALES for fiscal year ending April 30, 1995 were $126.3 million compared to fiscal year ending April 30, 1994 sales of $143.8 million. Sales decreased $17.5 million or 12.2% in fiscal 1995 versus the comparable 1994 period. The sales decrease resulted primarily from a 7.1% decrease in the wholesale selling price plus a 9.6% decrease in gross tonnage sold.

The gross tonnage decline was due to a management decision to reduce production in order to maintain acceptable margin levels. Outlet sales increased 30.3%. Revenues were generated by five locations versus three in the prior year. Although outlet sales represented 16.0% of total sales in fiscal 1995 compared to 11.7% for the fiscal 1994, results were below management's expectations.

COST OF GOODS SOLD for fiscal 1995 was $121.8 million compared to $137.8 million for fiscal 1994, a decrease of $16.0 million. This represents a decrease of 11.7% compared to the 12.2% sales decrease for the same period. Costs as a percent of sales increased by .6% primarily from lower than expected
margins at the outlets.   Prices were discounted to bring customers back into
the outlets after negative media coverage. Retail margins were significantly less than management's expectations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for fiscal 1995 and fiscal 1994 were $4.5 million and $5.5 million, respectively. As a percent of sales, SG&A totaled 3.6% for fiscal 1995 and 3.8% for fiscal 1994. The decrease of $1.0 million, or 18.2%, resulted primarily from one-time costs incurred in fiscal year 1994 related to acquiring Oak Farms, registering with the Securities and Exchange Commission and obtaining new financing. Also, payroll costs were lower in fiscal 1995.

NET INTEREST EXPENSE increased $126,000 to $481,000 during fiscal 1995 compared with fiscal 1994. The increase resulted from greater utilization of the revolving line-of-credit on average throughout the period, additional long-term debt, plus higher average interest rates in fiscal 1995.

NET LOSS for fiscal 1995 was $350,000 compared to net income of $48,000 for fiscal 1994 due to lower sales levels, higher borrowing costs and poor performance in our retail outlets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent accountants and the consolidated financial statements and schedule thereto follow the disclosure under "Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers of the Registrant is included in the definitive Information Statement in the section subtitled "Election of Directors," which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive compensation is included in the definitive Information Statement in the section subtitled "Executive Compensation," which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information with respect to the security ownership of certain beneficial owners and management is included in the definitive Information Statement in the section subtitled "Principal Shareholders," which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions is included in the definitive Information Statement in the section subtitled "Indebtedness of Management," which is incorporated herein by reference.

                                   PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
             FORM 8-K


THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
                                                                          PAGE
                                                                          ----

(a) (1) FINANCIAL STATEMENTS:

Report of Independent Accountants.......................................  F-1

Consolidated Balance Sheet At April 28, 1996 and April 30, 1995.........  F-2

Consolidated Statement of Operations for the Years Ended
      April 28, 1996, April 30, 1995 and April 30, 1994.................  F-3

Consolidated Statement of Stockholders' Equity for the Years
      Ended April 28, 1996, April 30, 1995 and April 30, 199............  F-3

Consolidated Statement of Cash Flows for the Years Ended
      April 28, 1996, April 30, 1995 and April 30, 1994.................  F-4

Notes to Consolidated Financial Statements..............................  F-5


(a) (2) FINANCIAL STATEMENT SCHEDULE:


Schedule II - Consolidated Schedule of Valuation and Qualifying Accounts
       for the Years Ended April 28,1996 and April 30, 1995.............  F-11


(a) (3) EXHIBITS

EXHIBIT NUMBER              DOCUMENT
(2) (i)     Agreement and Plan of Reorganization*...............................
(2) (ii)    Certificate of Ownership and Merger*................................
(3) (i)     Certificate of Incorporation*.......................................
(3) (ii)    Bylaws*.............................................................
(3) (iii)   Amendment to Bylaws***..............................................
(3) (iv)    Amendment to the Certificate of Incorporation****...................
(4)         Specimen of Common Stock Certificate*...............................
(10) (i)    Lease of Taylor Outlet*.............................................
(10) (ii)   Loan Agreement - Comerica Bank***...................................

(a) (3) EXHIBITS

EXHIBIT NUMBER              DOCUMENT
(10) (iii)  Lease of Oak Park Outlet**..........................................
(10) (iv)   Lease of Farmington Outlet**........................................
(10) (v)    Lease of Roseville Outlet**.........................................
(10) (vi)   Amendment to Oak Park Lease***......................................
(10) (vii)  Employment Agreement - Matthew Martin***............................
(10) (viii) Non-competition and Non-disclosure Agreement - Matthew Martin***....
(10) (ix)   Employment Agreement - Timothy Collins***  .........................
(10) (x)    Non-competition and Non-disclosure Agreement - Timothy Collins***...
(10) (xi)   Incentive Stock Option Plan***......................................
(10) (xii)  Executive Incentive Stock Option Plan***  ..........................
________________________________________________________________________________

*    Incorporated by reference to the original filing on Form 10 on August 13,
     1993
**   Incorporated by reference to Amendment No. 1 to Form 10 on October 12,
     1993
*** Incorporated by reference to the Annual Report on Form 10K for the fiscal year ended April 30, 1994 filed on July 29, 1994
**** Incorporated by reference to the Annual Report on Form 10K for the fiscal year ended April 30, 1995 filed on July 28, 1995

(b)  REPORTS ON FORM 8-K

         None

(c)  EXHIBITS

         See (a) (3) above

(d)  FINANCIAL STATEMENT SCHEDULE

         See (a) (2) above

[COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cattleman's, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Cattleman's, Inc. and subsidiary listed in the index on page 15 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cattleman's, Inc. and subsidiary as of April 28, 1996 and April 30, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 28, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Detroit, Michigan
June 23, 1996 (except for the fourth paragraph of note 6, as to which the date is July 18, 1996)

FINANCIAL REPORTS


CATTLEMAN'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                           April 28,        April 30,
ASSETS                                                                                       1996             1995
- ---------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash (note 6)                                                                         $  737,658      $ 1,147,835
   Account receivable
       less allowance for doubtful accounts of $150,000 in 1996 and $175,000 in 1995      4,700,314        4,694,687
   Inventories (note 2)                                                                   4,999,966        4,587,157
   Prepaid expenses                                                                         579,558          466,174
   Income tax refundable                                                                    333,549          261,069
   Deferred income tax (note 7)                                                             113,000          216,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                                         11,464,045       11,372,922
- ---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment: (note 2)
   Land                                                                                     147,166          138,321
   Buildings and improvements                                                             5,288,205        5,013,814
   Equipment                                                                              5,436,474        5,129,736
   Vehicles                                                                                 166,244          161,807
- ---------------------------------------------------------------------------------------------------------------------
                                                                                         11,038,089       10,443,678
     Less accumulated depreciation                                                        4,984,191        4,022,887
- ---------------------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                                  6,053,898        6,420,791
- --------------------------------------------------------------------------------------------------------------------
Other Assets:
   Goodwill (note 2)                                                                        329,399          374,666
   Loans receivable, officers (note 3)                                                      294,554          267,470
   Other                                                                                    225,957          166,404
- ---------------------------------------------------------------------------------------------------------------------

                                                                                        $18,367,853      $18,602,253
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt (note 6)                                           $    636,715     $    623,802
   Accounts payable (note 6)                                                               4,219,886        4,753,037
   Accrued expenses and other current liabilities                                            876,003        1,187,336
- ---------------------------------------------------------------------------------------------------------------------
                                                                                           5,732,604        6,564,175
- ---------------------------------------------------------------------------------------------------------------------
Long-term debt (note 6)                                                                    7,415,764        6,457,984
Deferred income tax (note 7)                                                                 181,000          384,000
- ---------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         13,329,368       13,406,159
- ---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock (note 5, 8)
       $.001 par value; authorized, 4,500,000 shares; issued and outstanding:
       3,289,983 shares in 1996 and 3,279,583 shares in 1995                                   3,292            3,280
   Capital in excess of par value                                                            791,036          787,498
   Retained earnings                                                                       4,244,157        4,405,316
- ---------------------------------------------------------------------------------------------------------------------
                                                                                           5,038,485        5,196,094
- ---------------------------------------------------------------------------------------------------------------------

                                                                                         $18,367,853      $18,602,253
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL REPORTS




CATTLEMAN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL, 1996, 1995, AND 1994

                                                                            April 28,        April 30,         April 30,
                                                                              1996             1995               1994
- ---------------------------------------------------------------------------------------------------------------------------
SALES                                                                    $125,279,271     $126,342,937         $143,750,874

  Cost of goods sold, including plant and distribution                    120,109,380      121,838,830          137,781,848
  Selling, general and administrative                                       4,741,217        4,457,359            5,458,922
- ---------------------------------------------------------------------------------------------------------------------------
                                                                          124,850,597      126,296,189          143,240,770
===========================================================================================================================

Income from operations                                                        428,674           46,748              510,104
Interest expense, net                                                         623,833          480,509              354,572
- ---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                                          $   (195,159)    $   (433,761)        $    155,532
===========================================================================================================================

INCOME TAX (BENEFIT):
- ---------------------------------------------------------------------------------------------------------------------------
  Current                                                                      66,000         (189,000)             204,000
  Deferred                                                                   (100,000)         109,000              (96,000)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                         $    (34,000)        ($80,000)        $    108,000
===========================================================================================================================

NET INCOME (LOSS)                                                        $   (161,159)    $   (353,761)        $     47,532
===========================================================================================================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK                                      ($0.05)    $     (0 .11)        $       0.01
===========================================================================================================================




CATTLEMAN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL, 1996, 1995, AND 1994



- ---------------------------------------------------------------------------------------------------------------------------
                                                                           CAPITAL IN                            TOTAL
                                                  COMMON STOCK             EXCESS OF         RETAINED        STOCKHOLDERS'
                                                 SHARES       AMOUNT       PAR VALUE         EARNINGS            EQUITY
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 25, 1993                       3,177,583       $3,178         $521,290       $4,711,545           $5,236,013
Issuance of common stock                         90,000           90          258,660                               258,750
Fiscal Year 1994 Net Income                                                                     47,532               47,532
===========================================================================================================================

BALANCE, APRIL 30, 1994                       3,267,583       $3,268         $779,950       $4,759,077           $5,542,295
Issuance of common stock                         12,000           12            7,548                                 7,560
Fiscal Year 1995 Net Loss                                                                     (353,761)            (353,761)
===========================================================================================================================

BALANCE, APRIL 30, 1995                       3,279,583        3,280          787,498        4,405,316            5,196,094
Issuance of common stock                         12,000           12            6,738                                 6,750
Purchase and retirement of common stock          (1,600)                       (3,200)                               (3,200)
Fiscal Year 1996 Net Loss                                                                     (161,159)            (161,159)
===========================================================================================================================

===========================================================================================================================
BALANCE, APRIL 28, 1996                       3,289,983        3,292          791,036        4,244,157            5,038,485
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

FINANCIAL REPORTS





CATTLEMAN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL, 1996, 1995, AND 1994

                                                                                          April 28,       April 30,       April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1996             1995           1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                        $ (161,159)    $  (353,761)    $    47,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                           1,006,571         849,332         614,458
  Deferred income taxes                                                                    (100,000)        109,000         (96,000)
  Loss on disposal of property, plant and equipment                                            -                -           209,093
  Stock issued as compensation                                                                3,550           7,560           -
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      (5,627)      1,495,098          81,494
    Inventories                                                                            (412,809)        480,282      (1,436,258)
    Prepaid expenses                                                                       (113,384)        (13,180)            264
    Accounts payable                                                                       (533,151)     (1,686,779)      2,135,357
    Accrued expenses and other current liabilities                                         (311,333)       (180,464)        410,061
    Income taxes                                                                            (72,480)       (179,069)       (458,000)
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      $ (699,822)    $   528,019     $ 1,508,001
===================================================================================================================================


CASH FLOWS FROM INVESTING ACTIVITIES:
- -----------------------------------------------------------------------------------------------------------------------------------
Decrease (increase) in loans to officers                                                    (27,084)          8,172        (275,642)
Purchase of property, plant and equipment                                                  (594,411)     (1,680,556)     (2,508,414)
Increase in other assets                                                                    (59,553)        (42,830)        (45,514)
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    $ (681,048)    $(1,715,214)    $(2,829,570)
===================================================================================================================================


CASH FLOWS FROM FINANCING ACTIVITIES:
- -----------------------------------------------------------------------------------------------------------------------------------
Net borrowings (payments) on revolving line of credit, bank                               1,548,902        (150,508)      1,909,939
Borrowings on long-term debt                                                                 50,031       2,413,272           -
Payments on long-term debt                                                                 (628,240)       (876,820)       (536,436)
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                $  970,693     $ 1,385,944     $ 1,373,503
- -----------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                (410,177)        198,749          51,934
Cash, beginning of year                                                                   1,147,835         949,086         897,152
- -----------------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                                        $  737,658     $ 1,147,835     $   949,086
===================================================================================================================================


SUPPLEMENTAL INFORMATION:
- -----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                            $  647,433     $   487,283     $  348,260
- -----------------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                                           210,000             -           661,000
- -----------------------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
- -----------------------------------------------------------------------------------------------------------------------------------
Long-term debt incurred for purchase of property, plant and equipment                    $   50,031     $   238,080           -
===================================================================================================================================

IN CONJUNCTION WITH THE ACQUISITION OF OAK FARMS,
LIABILITIES WERE ASSUMED AS FOLLOWS:
- -----------------------------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                                                  -                -       $   774,763
Common stock issued                                                                            -                -           258,750
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ASSUMED                                                                      -                -       $   516,013
===================================================================================================================================

    NOTES

1.  BUSINESS OPERATIONS:

    NATURE OF OPERATIONS
    The Company converts beef carcasses into boxed beef and operates fresh food retail outlets in the metropolitan area of Detroit, Michigan. Beef production is sold throughout the United States, Canada, Mexico and the Caribbean with some sales to the Far East. The Company purchases its beef primarily from the three of the largest slaughtering companies in the country: Iowa Beef Processors, Monfort and Excel.

    The Company sells the majority of its beef production to restaurant & institutional suppliers, fresh meat distributors, hotels and restaurants and through its five retail outlets.

    FISCAL YEAR
    The Company's fiscal year end is the last Sunday in April. Fiscal years ended April 28, 1996 and April 30, 1995 consisted of 52 weeks. The fiscal year ended April 30, 1994 consisted of 53 weeks.

2.  SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cattleman's Meat Company. All significant intercompany accounts and transactions have been eliminated.

    INVENTORIES
    Inventories consist principally of finished goods and are stated at the lower of cost (first-in, first-out method) or market. Merchandise inventories are stated at the lower of cost or market, using the retail method for store inventories.

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment are stated at cost. Capitalized amounts include expenditures which materially extend the useful lives of existing property, plant and equipment. Gains or losses from the disposal of property, plant and equipment are included in the determination of income for the period and the assets and corresponding accumulated depreciation are eliminated from the accounts. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

    GOODWILL
    Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years.

    EARNINGS PER SHARE OF COMMON STOCK
    Earnings per share of common stock are based on the weighted average number of common shares outstanding during each year. The weighted average number of shares outstanding was 3,286,783, 3,270,583 and 3,267,583 for 1996, 1995
    and 1994, respectively. The potential dilution from shares issuable under the employee stock option plan and warrants granted are excluded from the computation of weighted average number of common shares outstanding since they are not material.

    NOTES

    ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  LOANS RECEIVABLE, OFFICERS:

    The loans receivable, officers, are due April 30, 1999, including interest at seven percent. Interest income amounted to approximately $17,000, $26,000 and $13,000 in 1996, 1995, and 1994, respectively.

4.  RETIREMENT PLANS:

    The Company maintains two defined contribution pension plans that cover substantially all hourly employees. Contributions are based on eligible compensation and hours worked. Pension expense approximated $126,000, $110,000 and $81,000 in 1996, 1995 and 1994, respectively.

    The Company also has a profit-sharing and 401(k) plan in which all salaried employees are eligible to participate. The plan provides for discretionary and required contributions by the Company and allows participants to make pre-tax contributions. Company contributions approximated $33,000, $38,000, $39,000 in 1996, 1995 and 1994, respectively.

5.  STOCK OPTIONS:

    In connection with the acquisition of Oak Farms, the Company granted three key employees options to purchase a total of 150,000 shares of the Company's common stock at $4.00 per share. The options vest over four years and expire October 31, 1997. At April 28, 1996, 75,000 options were vested.

    Effective October 1993, the Company adopted an executive incentive stock option plan, authorizing the Company to grant up to 417,000 shares of the Company's common stock to key employees. In 1994, the Company granted options to purchase 417,000 shares at $4.00 per share. The options vest over five years and expire October 31, 1998. At April 28, 1996, 166,800 options were vested.

6.  FINANCING ARRANGEMENTS:

    Effective June 23, 1994, the Company entered into an $11,700,000 loan agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,700,000 in revolving credit loans, and $4,000,000 in term loans.

    Borrowings under the revolving credit loan are due June 1, 1997 and bear interest at one and three-quarters percent above the bank's prime rate (8.25% at April 28, 1996). Average interest rates for fiscal 1996 and 1995 were 10.3% and 9.7%, respectively.

    Borrowings under the term loan are due in equal monthly installments for 60 months and include interest at one and three-quarters percent above the bank's prime rate. Borrowings are

    NOTES
    collateralized by substantially all of the Company's assets and are limited by formulas based upon eligible accounts receivable and inventory.

    Under the terms of the agreement, the Company is subject to certain financial and nonfinancial covenants, including a restriction against paying dividends. At April 28, 1996 the Company was not in compliance with a certain financial covenant. At the Company's request the lender has provided a waiver for this covenant and amended it for fiscal 1997.

    Long-term debt consists of the following at April 28, 1996 and April 30, 1995:

                          LONG-TERM DEBT                             FISCAL YEAR 1996  FISCAL YEAR 1995
- -------------------------------------------------------------------------------------------------------
Revolving credit loans                                                     $6,118,094        $4,569,192
- -------------------------------------------------------------------------------------------------------
Term loan, bank, due in monthly installments of $40,000, plus interest
 at 1.75 percent over the bank's prime rate until July 1, 1999              1,560,000         2,040,000
- -------------------------------------------------------------------------------------------------------
Equipment note payable, due in monthly installments of $5,000, no stated interest  (interest imputed at 9.5 percent), until
  October 14, 2000,  collateralized by a cogeneration system                  219,015           238,080
- -------------------------------------------------------------------------------------------------------
Capitalized lease obligations, due in monthly installments, including interest at various rates from 9.9 to 12.3 percent, until February 1,
  1998,  collateralized by equipment                                          100,211           203,194
- -------------------------------------------------------------------------------------------------------
Notes payable, due in monthly installments, including interest at various interest rates from 7.8 to 10.5 percent, until February 29,
  2000, collateralized by vehicles                                             55,159            31,320
- -------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                       $8,052,479        $7,081,786
- -------------------------------------------------------------------------------------------------------
   Less current portion                                                       636,715           623,802
- -------------------------------------------------------------------------------------------------------
LONG-TERM PORTION                                                          $7,415,764        $6,457,984
- -------------------------------------------------------------------------------------------------------

    Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of debt approximates its carrying value.

    The annual maturities of long-term debt during the next five years (excluding the capital lease obligations) are as follows:


                 FISCAL YEAR  ANNUAL MATURITIES
                 -----------  -----------------
                    1997             $  539,666
                 -----------  -----------------
                    1998             $6,658,169
                 -----------  -----------------
                    1999             $  544,874
                 -----------  -----------------
                    2000             $  180,547
                 -----------  -----------------
                    2001             $   29,195
                 -----------  -----------------

    Outstanding letters of credit amounted to $1,050,000 at April 28, 1996.

    The Company's banking arrangement provides that substantially all of its cash receipts are wire transferred on a daily basis to the bank as payment against the revolving credit facility. Disbursements are funded on a daily basis by borrowing against the revolving credit facility. Accounts payable, as reflected on the consolidated balance sheet, includes disbursements to be funded by transfers from the bank, in accordance with the banking arrangement. This amounted to $800,000 at April 28, 1996 and $1,800,000 at April 30, 1995, respectively. Substantially all cash, as reflected on the consolidated balance sheet, will be applied to the outstanding balance on the revolving credit facility in the following week.

    The equipment note payable was issued in connection with the purchase of certain equipment. Under the terms of the purchase, the Company has reserved 250,000 shares of its common stock which the vendor may acquire for nominal consideration in the event the Company defaults on the equipment note payable.

    Property under capital leases, included in property, plant and equipment, consists of the following at April 28, 1996 and April 30, 1995:


           PROPERTY UNDER CAPITAL LEASE                 1996      1995
         ----------------------------------------------------------------
         Equipment                                    $461,165  $461,165
         ----------------------------------------------------------------
           Less accumulated depreciation               192,047   144,502
         ----------------------------------------------------------------
         TOTAL PROPERTY UNDER CAPITAL LEASE           $269,118  $316,663
         ----------------------------------------------------------------


    Future minimum rents for property under capital leases are as follows:


              PROPERTY RENT UNDER CAPITAL LEASE
          ----------------------------------------------------------------
          1997                                                     100,716
          ----------------------------------------------------------------
          1998                                                       4,640
          ----------------------------------------------------------------
          Total minimum lease obligation                          $105,356
          ----------------------------------------------------------------
             Less amount representing interest                       5,328
          ----------------------------------------------------------------
          PRESENT VALUE OF TOTAL MINIMUM LEASE OBLIGATIONS        $100,028
          ----------------------------------------------------------------

    NOTES

7.  INCOME TAXES:

    Deferred income taxes, on an SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and such basis as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of April 28, 1996 and April 30, 1995 are as follows:


                                    1996                                1995                                1994
                         ----------------------------       -----------------------------       -----------------------------
                         DEFERRED TAX    DEFERRED TAX       DEFERRED TAX     DEFERRED TAX       DEFERRED TAX     DEFERRED TAX
DEFERRED INCOME TAX         ASSETS       LIABILITIES           ASSETS        LIABILITIES           ASSETS        LIABILITIES
- -----------------------------------------------------------------------------------------------------------------------------
Depreciation                                $226,000                            $297,000                             $271,000
- -----------------------------------------------------------------------------------------------------------------------------
Prepaid bonuses                               54,000                              79,000
- -----------------------------------------------------------------------------------------------------------------------------
Vacation expense              65,000                            66,000                              66,000
- -----------------------------------------------------------------------------------------------------------------------------
Bad Debts                     51,000                            68,000                              51,000
- -----------------------------------------------------------------------------------------------------------------------------
Medical expenses              34,000                            42,000                              34,000
- -----------------------------------------------------------------------------------------------------------------------------
Other                         62,000                            32,000                              61,000
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAXES        $212,000        $280,000          $208,000          $376,000          $212,000           $376,000
- -----------------------------------------------------------------------------------------------------------------------------

    Major differences between the income tax expense at the federal statutory rate of 34 percent and the Company's provision for taxes on income are as follows:


               TAX DIFFERENCES            APRIL 28, 1996        APRIL 30, 1995        APRIL 30, 1994
      ----------------------------------------------------------------------------------------------
      Federal statutory rate                   ($61,000)           $ (146,000)             $  53,000
      ----------------------------------------------------------------------------------------------
      Officers' life insurance expense            3,000                20,000                 18,000
      ----------------------------------------------------------------------------------------------
      Meals and entertainment                    15,000                16,000                  9,000
      ----------------------------------------------------------------------------------------------
      Amortization of goodwill                    9,000                 9,000                  4,000
      ----------------------------------------------------------------------------------------------
      Other                                           0                21,000                 24,000
      ----------------------------------------------------------------------------------------------
      PROVISION (BENEFIT) FOR TAXES ON
      INCOME                                   ($34,000)            $($80,000)              $108,000
      ----------------------------------------------------------------------------------------------

8.   COMMITMENTS:

     The Company is obligated under noncancelable operating leases through November 30, 2004. The lease agreements include payment of real property tax as well as operating expenses. Approximate annual minimum future lease payments are as follows:


                MINIMUM FUTURE LEASE PAYMENTS
            --------------------------------------
                  1997                   319,000
            --------------------------------------
                  1998                   340,000
            --------------------------------------
                  1999                   357,000
            --------------------------------------
                  2000                   342,000
             -------------------------------------
                  2001                   308,000
             --------------------------------------
              Thereafter                 765,000
             --------------------------------------
                 TOTAL                $2,431,000
             --------------------------------------

    Rent expense amounted to approximately $391,000, $395,000 and $237,000 during 1996, 1995 and 1994, respectively.

    During fiscal 1994, the Company entered into noncompetition agreements with three individuals. Under the terms of the agreements, the Company will issue a total of 12,000 shares of its common stock each year through fiscal 1999. Accordingly, 12,000 shares of the company's common stock were issued in fiscal 1996; 36,000 shares remain in an escrow account for these individuals at April 28, 1996.


9.  BUSINESS COMBINATIONS:

    Effective August 30, 1993, the Company acquired substantially all the assets of Oak Farms Fruit Market, Inc. and Oak Farms Market - Farmington, Inc. (collectively "Oak Farms") in exchange for 90,000 shares of the Company's common stock. In connection with the acquisition of Oak Farms, the Company granted warrants to a financial institution to purchase up to 35,226 shares of the Company's common stock at approximately $2.92 per share. The warrants expire August 30, 2003.

10. CONTINGENCIES:

    The Company may from time to time, be involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters presently will result in a material liability.

 CATTLEMAN'S
 Schedule II
 Consolidated Schedule of Valuation and Qualifying Accounts



                                                        Balance at                                Balance at
                                                        Beginning                                   End of
 For the year ended       Description                   of Period    Additions     Deductions       Period
 ------------------------------------------------------------------------------------------------------------
 April 28, 1996           Allowance for Doubtful
                          Accounts Receivable             $175,000      $96,401       $121,401       $150,000
                          -----------------------------------------------------------------------------------

 April 30, 1995           Allowance for Doubtful
                          Accounts Receivable             $150,000      $48,413        $23,413       $175,000
                          -----------------------------------------------------------------------------------



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CATTLEMAN'S, INC.,
                                             a Delaware corporation


                                             By:/s/ David S. Rohtbart
                                                ---------------------------
                                             David S. Rohtbart
                                             Its:  President and
                                                   Chief Executive Officer


Date:  July 26, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Markus Rohtbart                            /s/ David S. Rohtbart
  ---------------------------------------        ------------------------------
  (Markus Rohtbart, Chairman of the Board        (David S. Rohtbart, President,
  and Treasurer)                                 Chief Executive Officer
                                                 and  Director)

   /s/ Steven L. Karas                            /s/ Samuel Feig
  ---------------------------------------        ------------------------------
  (Steven L. Karas, Director)                    (Samuel Feig, Director)


   /s/ Matthew G. Martin
  ---------------------------------------
  (Matthew G. Martin, Chief Operating and
  Financial Officer)