Form 10-K/A
period 1996-04-28
CATTLEMANS INC
filed 1996-09-09
CIK 910646

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-K

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


Date:  September 9, 1996


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


   /s/ Markus Rohtbart                            /s/ David S. Rohtbart
  ---------------------------------------        ------------------------------
  (Markus Rohtbart, Chairman of the Board        (David S. Rohtbart, President,
  and Treasurer)                                 Chief Executive Officer
                                                 and  Director)

   /s/ Steven L. Karas                            /s/ Samuel Feig
  ---------------------------------------        ------------------------------
  (Steven L. Karas, Director)                    (Samuel Feig, Director)


   /s/ Matthew G. Martin
  ---------------------------------------
  (Matthew G. Martin, Chief Operating and
  Financial Officer)

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
