Form 10-Q
period 1996-07-28
CATTLEMANS INC
filed 1996-09-13
CIK 910646

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                              -----------------

                                  FORM 10-Q

              Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the Quarter Ended July 28, 1996
                               (First Quarter)

                       Commission File Number 0-22252

                              CATTLEMAN'S, INC.
           (Exact name of registrant as specified in its charter)


                    Delaware                        38-3012740
         (State or other jurisdiction             (IRS. Employer
       of incorporation or organization)      Identification Number)


               1825 Scott Street
               Detroit, Michigan                        48207
         (Address of executive offices)              (Zip Code)



     Company's telephone number, including area code:  (313)  833-2700

                              -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                               YES   X      NO
                                    ---         ---

Indicate the number of share outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                  Class                   Outstanding at August 30, 1996
                  -----                   ------------------------------
      Common stock, $.001 per share                 3,541,583

                         Part 1:  Financial Information

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                      Condensed Consolidated Balance Sheet
                                  (unaudited)


($ in Thousands)
                                                -------------   --------------
                                                July 28, 1996   April 28, 1996
                                                -------------   --------------
ASSETS
Current Assets
  Cash                                           $      130     $      738
  Accounts Receivable                                 4,971          4,700
  Inventory - Finished Goods                          3,668          4,798
  Inventory - Supplies                                  216            202
  Prepaids                                              432            580
  Income Tax Refundable                                 283            334
  Deferred Income Taxes                                 113            113
                                                 ----------     ----------
         Current Assets                               9,813         11,464

Property, Plant & Equipment                          11,439         11,038
Accumulated Depreciation                             (5,261)        (4,984)
                                                 ----------     ----------
         Net                                          6,178          6,054

Other Assets
  Goodwill                                              336            329
  Loans receivable, officers                            296            295
  Other                                                 225            226
                                                 ----------     ----------
         Other Assets                                   857            850

                                                 $   16,848     $   18,368
                                                 ==========     ==========

LIABILITIES
  Accounts Payable                               $    4,191     $    4,220
  Accrued Expenses                                      724            876
  Current Portion, long-term debt                       621            637
                                                 ----------     ----------
         Current Liabilities                          5,536          5,733

  Long-term Debt                                      5,998          7,416
  Deferred Income Tax                                   181            181
                                                 ----------     ----------
                                                      6,179          7,597

  Total Liabilities                                  11,715         13,330

EQUITY
  Capital                                               794            794
  Retained Earnings                                   4,339          4,244
                                                 ----------     ----------
                                                      5,133          5,038


                                                 $   16,848     $   18,368
                                                 ==========     ==========

  The accompanying notes are an integral part of the consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                 Condensed Consolidated Statement of Operations
                                  (unaudited)





($ in thousands except per share data)
                                                      THIRTEEN WEEKS ENDED
                                   ------------------------    ---------------------------
                                         July 28, 1996                July 30, 1995
                                   ------------------------    ---------------------------
Sales                              $     32,473      100.0%    $      33,103        100.0%

Cost of Goods Sold                       31,010       95.5%           31,386         94.8%
Selling, General & Admin.                 1,140        3.5%            1,109          3.4%
                                   ------------------------    ---------------------------

Earnings From Operations                    323        1.0%              608          1.8%

Interest                                    175        0.5%              155          0.5%
                                   ------------------------    ---------------------------

Income Before Taxes                         148        0.5%              453          1.4%

Income Tax                                   53        0.2%              163          0.5%
                                   ------------------------    ---------------------------

Net Earnings                       $         95        0.3%    $         290          0.9%
                                   ========================    ===========================

Earnings Per Share                        $0.03                        $0.09
                                   ============                =============

Average Shares Outstanding            3,291,583                    3,279,583
                                   ============                =============










 The accompanying notes are an integral part of the consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                 Condensed Consolidated Statement of Cash Flows
                                  (unaudited)



($ in Thousands)                                                 Thirteen Weeks Ended
                                                            -------------    -------------
                                                            July 28, 1996    July 30, 1995
                                                            -------------    -------------
      CASH FLOW FROM OPERATIONS                              $     1,228      $     1,370

      INVESTING ACTIVITIES
         Capital Expenditures & Other                               (402)            (123)

      FINANCING ACTIVITIES
         Net Repayments on debt                                   (1,434)          (1,937)

      Change in Cash                                                (608)            (690)
      Beginning Cash                                                 738            1,148
                                                             -----------      -----------

      Ending Cash                                            $       130      $       458
                                                             ===========      ===========





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the period for:

         Interest                                            $       182      $       168
                                                             ===========      ===========

         Income Taxes                                        $         0      $         0
                                                             ===========      ===========





 The accompanying notes are an integral part of the consolidated statements.

CATTLEMAN'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Cattleman's, Inc. ("Cattleman's") have been prepared in accordance with the instructions for Form
10-Q and are unaudited.   The statements include all adjustments (consisting of
normal recurring accruals) which Cattleman's considers necessary for a fair presentation of the interim periods. The accounting policies followed by Cattleman's and additional footnotes are included in Cattleman's fiscal 1996 annual report on Form 10-K.

This 10-Q is written with the presumption that the users of the interim financial statements have read or have access to Cattleman's Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of April 28, 1996 and for the year then ended. Only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Cattleman's interim operating results may be subject to substantial fluctuations which do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and boxed beef markets over which Cattleman's has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.


2.  COMMITMENTS AND CONTINGENCIES

Cattleman's is involved in various disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims or administrative proceedings pending against Cattleman's should not have a material adverse effect on its financial position.

CATTLEMAN'S,  INC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - First Quarter - Fiscal 1997

COMPARISON OF THIRTEEN WEEKS ENDED JULY 28, 1996 TO THIRTEEN WEEKS ENDED JULY 30, 1995

RESULTS OF OPERATIONS

Sales for the thirteen weeks ended July 28, 1996 and July 30, 1995 were $32,473,000 and $33,103,000, respectively. Sales dollars dropped 2% due to a decrease in gross tonnage sold offset by an increase in the sales price per pound. Retail sales, as a percent of total sales, increased approximately 1.0 percent over the prior period.

Cost of Goods Sold for the thirteen weeks ended July 28, 1996 and July 30, 1995 was $31,011,000 and $31,386,000, respectively, a decrease of $378,000. This represents 95.5% and 94.8% of sales for the respective periods. This increase of .7% resulted primarily from higher prices for beef carcasses during the quarter ended July 28, 1996.

Selling, General and Administrative Expenses for the thirteen weeks ended July 28, 1996 and July 30, 1995 were $1,139,000 and $1,109,000, respectively. These costs remained relatively stable.

Earnings from operations totaled $323,000 for this quarter as compared to $608,000 for the quarter ended July 30, 1995.

Interest expense totaled $176,000 for the thirteen weeks ended July 28, 1996, up from $155,000 for the thirteen weeks ended July 30, 1995. The increase resulted primarily from higher average interest rates and higher average balances on our long and short-term debt instruments.

Net Income for the thirteen weeks ended July 28, 1996 totaled $95,000 compared to $290,000 for the thirteen weeks ended July 30, 1995. The $195,000 decrease resulted primarily from lower margins in both the processing and retail operations.

FINANCIAL CONDITION

Cash Provided From Operations for the thirteen weeks ended July 28, 1996, totaled $1.2 million dollars. These monies were generated mainly from net income ($.1 million), seasonal decreases in inventory ($1.1 million), decreases in prepaids ($.2 million) offset by an increase in accounts receivable ($.3 million) and a decrease in accrued expenses ($.1 million). Cash provided from operations was primarily used to reduce the long-term debt. Cash provided from operations in the thirteen weeks ended July 30, 1995 totaled $1.4 million. These funds were primarily used to reduce the long-term debt.

Investing Activity for the thirteen weeks ended July 28, 1996 and July 30, 1995
was $402,000 and $123,000, respectively.   Funds were used primarily for
improvements to and equipment in the processing facility.

Financing Activity During the thirteen weeks ended July 28, 1996 Cattleman's repaid $1.4 million of debt, net of borrowings.

                        PART II.  Other Information


CATTLEMAN'S, INC.


ITEM 1.   LEGAL PROCEEDINGS

                None material


ITEM 2.   CHANGES IN SECURITIES

                None


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

                None


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                None


ITEM 5.   OTHER INFORMATION

                None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

                None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10 - Q for the thirteen weeks ended July 28, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CATTLEMAN's, INC.

DATE:  September 13, 1996               David S. Rohtbart
      --------------------              ---------------------------------------
                                        David S. Rohtbart
                                        President and Chief Executive Officer




                                        Matthew G. Martin
                                        ---------------------------------------
                                        Matthew G. Martin
                                        Chief Operating and Financial Officer