Form 10-Q
period 1996-10-27
CATTLEMANS INC
filed 1996-12-11
CIK 910646

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                _____________


                                 FORM  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended October 27, 1996

                       Commission File Number 0-22252


                               CATTLEMAN'S, INC.
             (Exact name of registrant as specified in its charter)

             ______________


                  Delaware                              38-3012740
             (State or other jurisdiction            (IRS. Employer
           of incorporation or organization)     Identification Number)


           1825  Scott Street
           Detroit, Michigan                         48207
      (Address of executive offices)               (Zip Code)



     Company's telephone number, including area code:  (313)  833 - 2700

                               _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                              YES __X__   NO  _____

Indicate the number of share outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


               Class                   Outstanding at November 21, 1996
               -----                   --------------------------------
        Common stock, $.001 per share              3,577,583

                         Part 1:  Financial Information

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)


            ($ in Thousands)

                                                  OCTOBER 27, 1996     APRIL 28, 1996
            ASSETS
            Current Assets
              Cash                                 $      824          $      738
              Accounts Receivable                       5,446               4,700
              Inventory - Finished Goods                3,642               4,798
              Inventory - Supplies                        175                 202
              Prepaids                                    801                 580
              Income Tax Refundable                        56                 334
              Deferred Income Taxes                        13                 113
                                                   ----------          ----------
                     Current Assets                    10,957              11,464

            Property, Plant & Equipment                11,589              11,038
            Accumulated Depreciation                   (5,543)             (4,984)
                                                   ----------          ----------
                     Net                                6,046               6,054

            Other Assets
              Goodwill                                    316                 329
              Loans receivable, officers                  302                 295
              Other                                       226                 226
                                                   ----------          ----------
                     Other Assets                         844                 850

                                                   $   17,847          $   18,368
                                                   ==========          ==========


            LIABILITIES
              Accounts Payable                     $    5,076          $    4,220
              Accrued Expenses                          1,323                 876
              Current Portion, long-term debt             616                 637
                                                   ----------          ----------
                     Current Liabilities                7,015               5,733

              Long-term Debt                            5,297               7,416
              Deferred Income Tax                         118                 181
                                                   ----------          ----------
                                                        5,415               7,597

              Total Liabilities                        12,430              13,330

            EQUITY
              Capital                                     728                 794
              Retained Earnings                         4,689               4,244
                                                   ----------          ----------
                                                        5,417               5,038


                                                   $   17,847          $   18,368
                                                   ==========          ==========

  The accompanying notes are an integral part of the consolidated statements.

                              Cattleman's, Inc.
                         Item 1 Financial Statements
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)





($ in thousands except per share data)
                                   THIRTEEN WEEKS ENDED                                  TWENTY-SIX WEEKS ENDED

                         OCTOBER 27, 1996            OCTOBER 29, 1995             OCTOBER 27, 1996         OCTOBER 29, 1995
Sales                      $   32,978   100.0%      $   32,161   100.0%        $   65,451   100.0%     $   65,264   100.0%

Cost of Goods Sold             31,094    94.3%          30,513    94.9%            62,105    94.9%         61,898    94.8%
Selling, General & Admin.       1,163     3.5%           1,155     3.6%             2,301     3.5%          2,264     3.5%
                           -------------------      -------------------        -------------------     -------------------
Earnings From Operations          721     2.2%             493     1.5%             1,045     1.6%          1,102     1.7%

Interest                          175     0.5%             132     0.4%               351     0.5%            287     0.4%
                           -------------------      -------------------        -------------------     -------------------

Income Before Taxes               546     1.7%             361     1.1%               694     1.1%            815     1.2%

Income Tax                        197     0.6%             130     0.4%               250     0.4%            293     0.4%
                           -------------------      -------------------        -------------------     -------------------

Net Earnings               $      349     1.1%      $      231     0.7%        $      444     0.7%     $      522     0.8%
                           ===================      ===================        ===================     ===================


Earnings Per Share              $0.10                    $0.07                      $0.12                   $0.16
                           ==========               ==========                 ==========              ==========

Average Shares Outstanding  3,577,583                3,291,583                  3,577,583               3,291,583
                           ==========               ==========                 ==========              ==========




   The accompanying notes are an integral part of the consolidated statements.

                              Cattleman's, Inc.
                         Item 1 Financial Statements
               Condensed Consolidated Statement of Operations
                                 (unaudited)





($ in thousands except per share data)
                                   THIRTEEN WEEKS ENDED                                  TWENTY-SIX WEEKS ENDED

                         October 27, 1996            October 29, 1995             October 27, 1996         October 29, 1995
  Sales                    $   32,978   100.0%      $   32,161   100.0%        $   65,451   100.0%     $   65,264   100.0%

Cost of Goods Sold             31,094    94.3%          30,513    94.9%            62,105    94.9%         61,898    94.8%
Selling, General & Admin.       1,163     3.5%           1,155     3.6%             2,301     3.5%          2,264     3.5%

Earnings From Operations          721     2.2%             493     1.5%             1,045     1.6%          1,102     1.7%

Interest                          175     0.5%             132     0.4%               351     0.5%            287     0.4%

Income Before Taxes               546     1.7%             361     1.1%               694     1.1%            815     1.2%

Income Tax                        197     0.6%             130     0.4%               250     0.4%            293     0.4%

Net Earnings               $      349     1.1%      $      231     0.7%        $      444     0.7%     $      522     0.8%


Earnings Per Share              $0.10                    $0.07                      $0.12                   $0.16

Average Shares Outstanding  3,577,583                3,291,583                  3,577,583               3,291,583

                              Cattleman's, Inc.
                         Item 1 Financial Statements
               Condensed Consolidated Statement of Cash Flows
                                 (unaudited)





($ in Thousands)                               TWENTY-SIX WEEKS ENDED
                                      OCTOBER 27, 1996   OCTOBER 29, 1995
     CASH FLOW FROM OPERATIONS       $           2,851   $            512

     INVESTING ACTIVITIES
       Capital Expenditures & Other               (558)              (257)

     FINANCING ACTIVITIES
       Net Repayments on debt                   (2,207)               (964)

     Change in Cash                                 86               (709)

     Beginning Cash                                738              1,148
                                     -----------------   ----------------

     Ending Cash                     $             824   $            439
                                     =================   ================





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for:

       Interest                      $             351   $            287
                                     =================   ================

       Income Taxes                  $               0   $            293
                                     =================   ================



 The accompanying notes are an integral part of the consolidated statements.

CATTLEMAN'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Cattleman's, Inc. ("Cattleman's") have been prepared in accordance with the instructions for Form
10-Q and are unaudited.   The statements include all adjustments (consisting of
normal recurring accruals) which Cattleman's considers necessary for a fair presentation of the interim periods. The accounting policies followed by the Cattleman's and additional footnotes, are included in the Cattleman's fiscal year 1996 annual report on Form 10-K.

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

CATTLEMAN'S,  INC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Second Quarter - Fiscal 1997

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 27, 1996 TO THIRTEEN WEEKS ENDED OCTOBER 29, 1995

RESULTS OF OPERATIONS

Sales  for the thirteen weeks ended October 27,1996 and October 29, 1995 were
$32,978,000 and $32,161,000 respectively.   Sales increased $817,000 or 3.0%.
The sales increase resulted primarily from an increase in the sales price per pound while gross tonnage of products sold remained relatively constant compared to the same period in the prior year. Retail sales represented 15.4 % of total sales for this period compared to 15.9 % for the same period of fiscal 1996.

Cost of Goods Sold for the thirteen weeks ended October 27,1996 and October 29, 1995 were $31,094,000 and $30,513,000 respectively, an increase of $581,000.
This represents 94.3 % and 94.9 % of sales for the respective periods. The margin improvement resulted primarily from beneficial market conditions and enhanced yields in the processing operation.

Selling, General and Administrative Expenses for the thirteen weeks ended October 27,1996 and October 29, 1995 were $1,163,000 and $1,155,000, respectively.  These costs remained relatively equable.

Interest expense totaled $175,000 for the thirteen weeks ended October 27, 1996, up from $132,000 for the thirteen weeks ended October 29, 1995. The increase resulted from a greater use of the revolving line of credit throughout the period for slightly higher average accounts receivable levels
and from financing capital expenditures during Fiscal 1997.   Additionally,
interest rates remained unchanged for the thirteen weeks ended October 27, 1996 compared to the thirteen weeks ended October 29, 1995.

Net  Income   for the thirteen weeks ended October 27, 1996 totaled $349,000 compared with net earnings of $231,000 for the thirteen weeks ended October 29,
1995.   The $118,000 increase resulted primarily from improved margins in both the processing and retail operations.

COMPARISON OF TWENTY-SIX WEEKS ENDED OCTOBER 27, 1996 TO TWENTY-SIX WEEKS ENDED OCTOBER 29, 1995

RESULTS OF OPERATIONS

Sales  for the twenty-six weeks ended October 27,1996 and October 29, 1995 were
$65,451,000 and $65,264,000 respectively.   Sales increased $187,000 or .3%.
The increase sales resulted primarily from an increase in the sales price per pound offset by a decrease in gross tonnage of products sold compared to the same period in the prior year. Retail sales represented 17.7 % of total sales for this period compared to 17.5 % for the same period of fiscal 1996.

Cost of Goods Sold for the twenty-six weeks ended October 27,1996 and October 29, 1995 were $62,105,000 and $61,898,000 respectively, an increase of $207,000. This represents 94.9 % and 94.8 % of sales for the respective periods. The margin decrease resulted primarily from unfavorable market conditions offset by enhanced yields in the processing operation.

Selling, General and Administrative Expenses for the twenty-six weeks ended October 27,1996 and October 29, 1995 were $2,301,000 and $2,264,000, respectively.  These costs remained relatively equable.

Interest expense totaled $351,000 for the twenty-six weeks ended October 27, 1996, up from $287,000 for the twenty-six weeks ended October 29, 1995. The increase resulted from a greater use of the revolving line of credit throughout the period for slightly higher average accounts receivable levels
and from financing capital expenditures during Fiscal 1997.   Additionally,
interest rates remained unchanged for the twenty-six weeks ended October 27, 1996 compared to the twenty-six weeks ended October 29, 1995.

Net Income for the twenty-six weeks ended October 27, 1996 totaled $444,000 compared with net earnings of $522,000 for the twenty-six weeks ended October 29, 1995. The $78,000 slippage resulted primarily from slightly lower margins in processing and retail operations.

FINANCIAL CONDITION

Cash Provided From Operations for the twenty-six weeks ended October 27, 1996, totaled $2,851,000. This was generated mainly from net income before depreciation ($1.0 million), seasonal decreases in inventory ($1.2 million), increases in accounts payable and accrued liabilities ($1.3 million) and decreases in net tax assets ($.3 million). These were offset by increases in accounts receivable ($.75 million) and increases in prepaids ($.22 million). Cash provided from operations in the twenty-six weeks ended October 29, 1995 totaled $.51 million which was used, primarily, to reduce the long-term debt.

Investing Activity for the twenty-six weeks ending October 27, 1996 and October 29, 1995 was $558,000 and $257,000 respectively. Funds were used primarily for improvements to and equipment in the processing plant.

Financing Activity During October 1996, Cattleman's obtained new financing with a financial institution. The long term financing provided $2.4 million and lowered Cattleman's cost of funds. During the twenty-six weeks ended October 27, 1996 Cattleman's repaid $1,440,000 of long-term debt and re-paid 945,000 on the revolving line of credit simultaneous to the new bank financing.

                       PART  II.   Other  Information




CATTLEMAN'S, INC.


ITEM 1.   LEGAL PROCEEDINGS

             None material


ITEM 2.   CHANGES IN SECURITIES

             None


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

             None


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

             None


ITEM 5.   OTHER INFORMATION

             In late September, early October, 1996, there was an apparent outbreak of Legionnaires' Disease in the Farmington/Farmington Hills area. In a press statement issued by the Oakland County Health Department on November 8, 1996, Oakland County indicated that they found Legionella bacteria in the water cooling condenser located on top of Cattleman's retail facility located in Farmington, Michigan. There were thirty reported cases and four reported fatalities, Cattleman's is cooperating with the County to take all actions necessary to clean its water tower condenser.

Cattleman's is currently investigating the County's investigative procedures and findings in this regard. Cattleman's believes that there was no negligence on it's part and Cattleman's believes that it has adequate insurance to cover any lawsuits which might arise. The effect on sales is unknown.

Cattleman's intends to buy back shares of Cattleman's stock in upcoming quarters.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

             None

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10 - Q for the thirteen weeks ended October 27, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATTLEMAN's, INC.


DATE:    November  11, 1996            /s/ Markus Rohtbart
                                       -------------------------------------
                                       Markus Rohtbart
                                       Chairman of the Board & Treasurer



                                       /s/ Matthew G. Martin
                                       -------------------------------------
                                       Matthew G. Martin
                                       Chief Operating Officer