Form 10-Q
period 1997-01-26
CATTLEMANS INC
filed 1997-03-21
CIK 910646

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                --------------


                                 FORM  10-Q


              Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                   For the Quarter Ended January 26, 1997


                       Commission File Number 0-22252



                             CATTLEMAN's,   INC.

           {Exact name of registrant as specified in its charter)


             ----------------

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

                             ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.


                               YES   X     NO
                                    ----      -----


Indicate the number of share outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



         Class                                   Outstanding at March 5, 1997
         -----                                   ----------------------------
 Common stock, $.001 per share                             3,577,580

                         Part 1:  Financial Information

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)


($ in Thousands)

                                  JANUARY 26, 1997    APRIL 28, 1996
 ASSETS
 Current Assets
   Cash                             $     316         $      738
   Accounts Receivable                  4,494              4,700
   Inventory - Finished Goods           3,089              4,798
   Inventory - Supplies                   174                202
   Prepaids                               836                580
   Income Tax Refundable                  134                334
   Deferred Income Taxes                   13                113
                                    ---------         ----------
          Current Assets                9,056             11,464

 Property, Plant & Equipment           11,627             11,038
 Accumulated Depreciation              (5,820)            (4,984)
                                    ---------         ----------
          Net                           5,807              6,054

 Other Assets
   Goodwill                               312                329
   Loans receivable, officers             290                295
   Other                                  226                226
                                    ---------         ----------
          Other Assets                    828                850

                                    $  15,691         $   18,368
                                    =========         ==========

 LIABILITIES
   Accounts Payable                 $   3,391         $    4,220
   Accrued Expenses                     1,110                876
   Current Portion, long-term debt         96                637
                                    ---------         ----------
          Current Liabilities           4,597              5,733

   Long-term Debt                       5,384              7,416
   Deferred Income Tax                    193                181
                                    ---------         ----------
                                        5,577              7,597

   Total Liabilities                   10,174             13,330

 EQUITY
   Capital                                721                794
   Retained Earnings                    4,796              4,244
                                    ---------         ----------
                                        5,517              5,038

                                    $  15,691         $   18,368
                                    =========         ==========



  The accompanying notes are an integral part of the consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)




($ in thousands except per share data)

                                              THIRTEEN WEEKS ENDED                                THIRTY-NINE WEEKS ENDED

                                     JANUARY 26, 1997       JANUARY 28, 1996            JANUARY 26, 1997       JANUARY 28, 1996
 Sales                            $   26,367   100.0%     $  29,942   100.0%          $  91,966   100.0%     $  95,205   100.0%

 Cost of Goods Sold                   25,143    95.4%        28,722    95.9%             87,166    94.8%        90,619    95.2%
 Selling, General & Admin.             1,003     3.8%         1,206     4.0%              3,394     3.7%         3,470     3.6%
                                  ------------------      -----------------           -----------------      -----------------
 Earnings From Operations                221     0.8%            14     0.0%              1,406     1.5%         1,116     1.2%

 Interest                                109     0.4%           163     0.5%                459     0.5%           451     0.5%
                                  ------------------      -----------------           -----------------      -----------------
 Income Before Taxes                     112     0.4%          (149)   -0.5%                947     1.0%           665     0.7%

 Income Tax                               40     0.2%           (54)   -0.2%                397     0.4%           210     0.2%
                                  ------------------      -----------------           -----------------      -----------------
 Net Earnings                     $       72     0.3%     $     (95)   -0.3%          $     550     0.6%     $     455     0.5%
                                  ==================      =================           =================      =================

 Earnings Per Share               $     0.02                 ($0.03)                  $    0.16              $    0.14
                                  ==========              =========                   =========              =========

 Average Shares Outstanding        3,487,682              3,291,583                   3,487,682              3,291,583
                                  ==========              =========                   =========              =========




  The accompanying notes are an integral part of the consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)






($ in Thousands)                                        THIRTY-NINE WEEKS ENDED
                                                  JANUARY 26, 1997  JANUARY 28, 1996
        CASH FLOW FROM OPERATIONS                 $      2,809      $      (111)

        INVESTING ACTIVITIES
           Capital Expenditures & Other                   (584)            (505)

        FINANCING ACTIVITIES
           Net Repayments on debt                       (2,647)            (427)

        Change in Cash                                    (422)          (1,043)
        Beginning Cash                                     738            1,148
                                                  ------------      -----------
        Ending Cash                               $        316      $       105
                                                  ============      ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid during the period for:

           Interest                               $        459      $       451
                                                  ============      ===========

           Income Taxes                           $          0      $       210
                                                  ============      ===========






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

CATTLEMAN's,  INC.


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Second Quarter - Fiscal 1997

COMPARISON OF THIRTEEN WEEKS ENDED JANUARY 26, 1997 TO THIRTEEN WEEKS ENDED JANUARY 28, 1996

RESULTS OF OPERATIONS

Sales for the thirteen weeks ended January 26, 1997 and January 28, 1996 were $26,367,000 and $29,942,000 respectively. Sales decreased $3,575,000 or 11.9%
when compared to the same period in the prior year. The reduction in sales resulted from a decrease in the market supply of available gross tonnage products. Retail sales represented 16.8% of total sales for this period compared to 16.6% for the same period of fiscal 1996.

Cost of Goods Sold for the thirteen weeks ended January 26, 1997 and January 28, 1996 were $25,143,000 and $28,722,000 respectively, a decrease of $3,579,000. This represents 95.4% and 95.9% of sales for the respective periods. The margin improvement resulted primarily from enhanced yields in the processing operation.

Selling, General and Administrative Expenses for the thirteen weeks ended January 26, 1997 and January 28, 1996 were $1,003,000 and $1,206,000, respectively. The decrease resulted primarily from a concerted effort by management on a variety of cost cutting projects.

Interest expense totaled $109,000 for the thirteen weeks ended January 26, 1997, down from $163,000 for the thirteen weeks ended January 28, 1996. The decrease resulted from a lower use of the revolving line of credit throughout the period for slightly lower average accounts receivable levels and from lower inventory purchases during the thirteen weeks end January 26,1997. Additionally, interest rates remained unchanged for the thirteen weeks ended January 26, 1997 compared to the thirteen weeks ended January 28, 1996.

Net Income for the thirteen weeks ended January 26, 1997 totaled $72,000 compared with net losses of ($95,000) for the thirteen weeks ended January 28,
1996.   The $167,000 increase resulted primarily from reductions in Selling,
General and Administrative costs.

COMPARISON OF THIRTY-NINE WEEKS ENDED JANUARY 26, 1997 TO THIRTY-NINE WEEKS ENDED OCTOBER 29, 1995

RESULTS OF OPERATIONS

Sales for the thirty-nine weeks ended January 26, 1997 and January 28, 1996 were $91,966,000 and $95,205,000 respectively. Sales decreased $3,239,000 or 3.4%. The decreased sales resulted primarily from a decrease in gross tonnage of products sold compared to the same period in the prior year. Retail sales represented 17.4% of total sales for this period compared to 17.2% for the same period of fiscal 1996.

Cost of Goods Sold for the thirty-nine weeks ended January 26, 1997 and January 28, 1996 were $87,166,000 and $90,619,000 respectively, a decrease of $3,453,000. This represents 94.8% and 95.2% of sales for the respective periods. The margin increase resulted primarily from enhanced yields in the processing operation.

Selling, General and Administrative Expenses for the thirty-nine weeks ended January 26, 1997 and January 28, 1996 were $3,394,000 and $3,470,000, respectively. The $76,000 decrease in costs resulted primarily from a concerted effort by management on a variety of cost cutting projects.

Interest expense totaled $459,000 for the thirty-nine weeks ended January 26, 1997, up from $451,000 for the thirty-nine weeks ended January 28, 1996. Interest rates remained unchanged for the thirty-nine weeks ended January 26, 1997 compared to the thirty-nine weeks ended January 28, 1996.

Net Income for the thirty-nine weeks ended January 26, 1997 totaled $550,000 compared with net earnings of $455,000 for the thirty-nine weeks ended January 28, 1996. The $95,000 increase resulted primarily from slightly higher margins in processing and retail operations.

FINANCIAL CONDITION

Cash Provided From Operations for the thirty-nine weeks ended January 26, 1997, totaled $2,809,000. This was generated mainly from net income before depreciation ($ 1.5 million), decreases in inventory ($1.7 million), decreases in net tax assets ($ .3 million), and decreases in accounts receivable ($.2 million). These were offset by decreases in accounts payable and accrued liabilities ($ .6 million) and increases in prepaids ($ .3 million). Cash used from operations in the thirty-nine weeks ended January 28, 1996 totaled $ 111,000 million.

Investing Activity for the thirty-nine weeks ending January 26, 1997 and January 28, 1996 was $584,000 and $505,000 respectively. Funds were used primarily for improvements to and equipment in the processing plant.

Financing Activity   During October 1996, Cattleman's obtained new financing
with a financial institution. The long term financing provided $2.4 million and extended the maturity by 15 years. Proceeds from the $2.4 million was used to paydown long term debt. Additionally, cash provided by operations of $.24 million further repaid borrowings on the line of credit.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

              None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10 - Q for the thirteen weeks ended January 26, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.




                                               CATTLEMAN's, INC.


DATE:  March  12, 1997                         Markus Rohtbart
       ---------------                         -----------------------

                                               Markus Rohtbart
                                               Chairman of the Board & Treasurer


                                               Matthew G. Martin
                                               -----------------------

                                               Matthew G. Martin
                                               Chief Financial and Operating
                                               Officer