Form 10-K
period 1997-04-27
CATTLEMANS INC
filed 1997-07-28
CIK 910646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          (Mark One) Annual Report Pursuant to Section 13 or 15(d) of

          /X/           The Securities Exchange Act of 1934

                        For the fiscal year ended April 27, 1997

                                       Or

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER:  0-22252

                               CATTLEMAN'S, INC.
               (Exact name of registrant as specified in charter)

DELAWARE
(State or other jurisdicton of           38-3012740
incorporation or organization)           (I.R.S. Employer Identification Number)

1825 SCOTT STREET
DETROIT, MICHIGAN                        48207
(Address of principal executive          (Zip Code)
offices)

Registrant's telephone number,
including area code:                     (313) 833-2700

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

At June 30, 1997, 3,239,083 shares of Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on June 30, 1997 (326,033 shares) was approximately $407,541.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive 1997 Information Statement are incorporated by reference into Part III.

                                     PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     GENERAL

     CATTLEMAN'S, INC. ("Cattleman's"), a Delaware corporation, through its wholly-owned subsidiary, Cattleman's Meat Company ("Cattleman's Meat"), a Michigan corporation, conducts wholesale beef processing and fresh food outlet sales operations. All references to Cattleman's include Cattleman's Meat, unless otherwise disclosed. Beef processing involves the conversion of carcasses of fresh beef into boxed beef, which is marketed primarily in the United States to hotel, restaurant and institutional distributors, retail distributors and other beef fabrication processors. Five retail outlets sell fresh wholesale cuts of beef, retail cuts of beef, pork, poultry and fresh produce to the general public under the name "Cattleman's Farmers' Markets".

     Cattleman's is organized to take advantage of the vertical integration opportunities available pursuant to its outlet/processing structure. Among other things, benefits include product availability, inventory management, pricing support and elimination of the middleman.

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

     In connection with the Plan, Cattleman's Inc. was organized under the laws of the State of Delaware ("Cattleman's Inc. - Delaware") as a wholly-owned subsidiary of Cattleman's - Utah in July 1991 in order to change the domicile of Cattleman's Utah to Delaware. In August 1991, Cattleman's Inc. - Utah and Cattleman's Inc. - Delaware merged, with Cattleman's - Delaware as the surviving corporation. In November 1991, Eastern Market changed its name to Cattleman's Meat.

     Effective August 30, 1993, Cattleman's acquired substantially all of the assets of Oak Farms Market, Inc. and Oak Farms Market - Farmington, Inc. (collectively, "Oak Farms") in exchange for 90,000 shares of Cattleman's stock. Oak Farms owned and operated two fruit markets in Oak Park and Farmington, Michigan, respectively. See "Facilities" below.

     OPERATIONS

     PROCESSING

     Cattleman's converts beef carcasses into "boxed beef" (packing house style wholesale cuts of beef) and trimmings (used primarily for hamburger and beef sausage) at its Scott Street plant. Cattleman's does not raise cattle and it does not reduce live cattle to dressed carcasses. Cattleman's purchases the carcass beef by the "swinging trailer load" (e.g., in quarters on hooks) primarily from what it believes are the three largest slaughtering companies in the country: (i) Iowa Beef Processors; (ii) Monfort, Inc., a subsidiary of ConAgra, Inc.; and (iii) Excel, a subsidiary of Cargill, Inc. In the aggregate, these suppliers have demonstrated the ability, throughout the history of Cattleman's to supply Cattleman's with substantially all of its needs for carcass beef. Cattleman's believes that these suppliers will continue to supply its demands for carcass beef and that the Scott Street plant has sufficient capacity to grow to match anticipated increased demand for its products.

     PRODUCTS

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

     PURCHASES AND SALES

     During the fiscal year ended April 27, 1997, Cattleman's bought approximately 93,000,000 pounds of carcass beef and 6,000,000 pounds of boxed beef. There are no purchase contracts with suppliers. Cattleman's provides letters of credit to certain of its suppliers. The standard practice in the industry requires payment by Cattleman's for its carcass beef purchases within eight (8) days after receipt. As a result, the payment terms with the customers of the beef fabricating wholesale operations require payment no later than twelve (12) days after delivery. Consequently, there are essentially no backlog orders as Cattleman's inventory balance of carcass beef generally equals the sales volume over a period of one week. Periodically, however, when beef supply is high and prices are low, Cattleman's will purchase extra beef in order to attempt to take advantage of the market opportunity. The beef is inventoried for sale in the spring when prices are anticipated to be higher. Accordingly, after this type of purchasing, the inventory balance of Cattleman's can rise to a level equaling the sales volume over a period of 2 to 2-1/2 weeks.

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

     CUSTOMERS

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

     Cattleman's sells its boxed beef nationally and to certain foreign countries (generally, countries in the Carribean basin, Canada, Mexico and Taiwan) in approximately the percentages set forth in the following table:


       AREA            PERCENTAGE OF SALES BY AREA
----------------------------------------------------
                       1997       1996       1995
                     -------------------------------
Cattleman's Outlets    3.3%       3.3%       3.6%
----------------------------------------------------
Michigan               20.4%      22.7%      25.7%
----------------------------------------------------
Midwest                17.4%      19.2%      18.1%
----------------------------------------------------
East                   29.5%      28.5%      32.3%
----------------------------------------------------
South                  24.3%      19.8%      13.8%
----------------------------------------------------
West                   3.8%       5.0%       5.0%
----------------------------------------------------
Foreign                1.3%       1.5%       1.5%
----------------------------------------------------

     Outlets sell products to the general public at lower than traditional retail prices for meat. The customer base is drawn not only from metropolitan Detroit, but from Canada as well. Cattleman's markets its products through substantial advertising in newspapers. Retail outlets promote the quality of the products and the savings available for the purchase of packing house style cuts of beef which are obtained through Cattleman's beef fabrication operations. Cattleman's outlets also sell regular retail packages of fresh and smoked meats at prices traditionally 10%-40% below meat markets and supermarkets. In addition, produce is sold at prices lower than supermarkets and competitive with larger produce markets. The design of the outlets promotes their lower than traditional retail price image as the retail customer shops in the "no frills" controlled atmosphere.

     FACILITIES

     The beef processing operations of Cattleman's are located at the Scott Street plant at 1825 Scott Street, Detroit, Michigan. The Scott Street plant is situated in Detroit's Eastern Market, a local wholesale food distribution area near downtown Detroit, and consists of a building of approximately 56,500 sq. ft. Cattleman's owns the property which serves as collateral under the Company's financing arrangements. Cattleman's considers the Scott Street plant to be in good condition. Cattleman's anticipates cash expenditures of approximately $1,750,000 for additional processing equipment and plant additions in fiscal year 1998 for the Scott Street Plant to be funded by financing activities.

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

     EMPLOYEES

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

     COMPETITION

     Cattleman's believes that its processing/outlet structure provides it with a competitive edge with respect to, among other things, product availability, inventory management, pricing support and elimination of the middleman. Cattleman's believes this is an important edge in light of the small margins characterizing the industry.

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

     In late September, early October, 1996, there was an apparent outbreak of Legionnaires' Disease in the Farmington/Farmington Hills area. In a press statement issued by the Oakland County Health Department on November 8, 1996, Oakland County indicated that they found Legionella bacteria in the water cooling condenser located on top of Cattleman's retail facility located in Farmington, Michigan. There were thirty reported cases and four reported fatalities. Cattleman's is cooperating with the County to take all actions necessary to clean its water tower condenser.

     Cattleman's is currently investigating the County's investigative procedures and findings in this regard. Cattleman's believes that there was no negligence on its part and Cattleman's believes that it has adequate insurance to cover any lawsuits which might arise. The effect on sales is unknown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during Cattleman's fourth quarter ended April 27, 1997.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     The shares of Common Stock of Cattleman's are quoted on the NASDAQ Small Cap Market under the symbol "CTLO." The range of high and low bid quotations for each of the quarters for the years ended December 31, 1994, 1995, 1996 and for the first two quarters of 1997 are provided below. The quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. In addition, the quotations should not be deemed to reflect an established public trading market. The shares of Common Stock are thinly traded.


 QUARTERS ENDING          HIGH           LOW
------------------------------------------------
March 31, 1994           $3-1/8         $2-1/2
------------------------------------------------
June 30, 1994            $3             $2-1/4
------------------------------------------------
September 30, 1994       $2-1/8         $1-3/4
------------------------------------------------
December 31, 1994        $1-3/4         $1
------------------------------------------------
March 31, 1995           $1-1/4         $1
------------------------------------------------
June 30, 1995            $1-1/4         $1-1/8
------------------------------------------------
September 30, 1995       $1-3/4         $1-1/4
------------------------------------------------
December 31, 1995        $1-1/4         $1
------------------------------------------------
March 31, 1996           $1-7/8         $1-1/4
------------------------------------------------
June 30, 1996            $1-1/8         $1
------------------------------------------------
September 30, 1996       $1-1/2         $1
------------------------------------------------
December 31, 1996        $1-15/16       $5/8
------------------------------------------------
March 31, 1997           $1-5/8         $1-3/8
------------------------------------------------
June 30, 1997            $1-1/4         $1
------------------------------------------------

     HOLDERS

     At June 30, 1997, there were 280 holders of record of Cattleman's shares of Common Stock.

     DIVIDENDS

     During the last three fiscal years, Cattleman's has not paid any cash or other dividends on its Common Stock. Pursuant to its loan agreement with Comerica Bank, Cattleman's may not declare any dividends on its common stock. In addition, the declaration by Cattleman's, and the amount of any cash dividends, will depend on circumstances existing at the time, including Cattleman's earnings, financial condition and capital requirements, the cash available to pay such dividends as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that any dividends on Cattleman's Common Stock will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data shown below has been derived from the consolidated financial statements of the Company for the years shown.


         52/53                APRIL 27,      APRIL 28,      APRIL 30,         APRIL 30,       APRIL 24,
    WEEKS ENDED (1)             1997           1996           1995              1994            1993
--------------------------------------------------------------------------------------------------------
Sales                       $119,776,779   $125,279,271   $126,342,937     $143,750,874     $134,377,532
--------------------------------------------------------------------------------------------------------
Cost of Goods Sold           114,604,118    120,109,380    121,838,830      137,781,848      128,049,928
--------------------------------------------------------------------------------------------------------
Selling, General and
Administrative Expenses        4,422,448      4,741,217      4,457,359        5,458,922        4,018,640
--------------------------------------------------------------------------------------------------------
Earnings from Operations         750,213        428,674         46,748          510,104        2,308,964
--------------------------------------------------------------------------------------------------------
Net Earnings (Loss)               23,143       (161,159)      (353,761)          47,532        1,307,296
--------------------------------------------------------------------------------------------------------
Net Earnings (Loss) per
share (2)                           0.01          (0.05)         (0.11)            0.01             0.41
--------------------------------------------------------------------------------------------------------
Total Assets                  16,634,810     18,452,679     18,602,253       19,056,673       14,605,593
--------------------------------------------------------------------------------------------------------
Long-Term Obligations,
Long-Term Debt and
Capital Leases                 6,831,440      8,052,479      7,081,786        5,457,762        1,133,564
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Less Current Portion           4,384,516        636,715        623,802          126,960          395,000
--------------------------------------------------------------------------------------------------------
Long-Term Portion           $  2,446,924   $  7,415,764   $  6,457,984     $  5,330,802     $    738,564
--------------------------------------------------------------------------------------------------------

(1) The Company has changed its fiscal year end from the last Saturday in April to the last Sunday in April starting in fiscal 1995.

(2) No dividends have been declared during any of the periods indicated. See "Shareholder Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     GENERAL

     Cattleman's, Inc. was originally incorporated in 1972. In 1991, the Company changed its name from Eastern Market Beef to Cattleman's. Cattleman's is currently incorporated in the state of Delaware.

     The Company sells its beef production throughout the United States, Canada, Mexico and the Caribbean with some sales to the Far East. The Company sells to approximately 380 customers, mainly fresh meat distributors, hotel, restaurant & institutional suppliers and retailers. No customer or group of customers account for a disproportionate share of Company sales.

     The Company also sells its products through five outlets in the Metropolitan Detroit area. These sales, which include a complete-line of fresh foods, accounted for 21.0% of Company sales in fiscal 1997. Outlet sales totaled 17.4% of Cattleman's total sales in fiscal 1996.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     SALES for fiscal year ending April 27, 1997 were $120.0 million compared to fiscal year ending April 28, 1996 sales of $125.3 million. Sales decreased due to lower average selling prices for boxed beef.

     Gross tonnage of product sold decreased approximately 4%. Outlet sales decreased 5%. Outlet sales represented 21.0% of total sales in fiscal 1997 compared to 17.4% for the fiscal 1996.

     COST OF GOODS SOLD for fiscal 1997 was $114.6 million compared to $120.1 million for fiscal 1996, a decrease of $5.5 million. Costs as a percent of sales in processing operations remained flat while margins in our retail outlets declined by approximately seven percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for fiscal 1997 and fiscal 1996 were $4.4 million and $4.7 million, respectively. As a percent of sales, SG&A totaled 4.0% for fiscal 1997 and 3.8% for fiscal 1996. The decrease of $300,000 resulted primarily from decreased payroll and payroll related costs.

     NET INTEREST EXPENSE AND OTHER increased $31,000 to $655,000 during fiscal 1997 compared with fiscal 1996. The increase resulted from greater utilization of the revolving line-of-credit on average throughout the period, plus higher average interest rates in fiscal 1997.

     NET EARNINGS for fiscal 1997 was $23,000 compared to a net loss of $160,000 for fiscal 1996 due, primarily, to improved performance in our processing plant.

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

     COST OF GOODS SOLD for fiscal 1996 was $120.1 million compared to $121.8 million for fiscal 1995, a decrease of $1.7 million. Costs as a percent of sales in the processing operations remained flat while margins in our retail outlets improved by approximately one percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) for fiscal 1996 and fiscal 1995 were $4.7 million and $4.5 million, respectively. As a percent of sales, SG&A totaled 3.8% for fiscal 1996 and 3.6% for fiscal 1995. The increase of $200,000 resulted primarily from increased payroll and payroll related costs, one-time expenses associated with terminating a lease agreement for a future, additional retail outlet plus the cost of consulting services related to our retail operations.

     NET INTEREST EXPENSE AND OTHER increased $143,000 to $624,000 during fiscal 1996 compared with fiscal 1995. The increase resulted from greater utilization of the revolving line-of-credit on average throughout the period, plus higher average interest rates in fiscal 1996.

     NET LOSS for fiscal 1996 was $160,000 compared to $350,000 for fiscal 1995 due, primarily, to improved performance in our retail outlets.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company keeps lines of credit in excess of the immediate needs of its business. Borrowings on the line normally increase during the fall and peak in December when the premium cuts of meat are inventoried. The line is paid down during each spring, the industry's strong selling period.

     CASH PROVIDED BY OPERATING ACTIVITIES during fiscal 1997 totaled $2.1 million. Cash provided by operations occurred primarily due to a decrease in inventories ($.9 million), and a decrease in accounts payable ($.7 million), offset by depreciation ($1.1 million).

     CASH USED IN INVESTING ACTIVITIES during fiscal 1997 and 1996 totaled .3 million and .7 million respectively. Fiscal 1997 activity resulted primarily from capital expenditures on process plant equipment and retail outlets equipment.

     CASH USED IN FINANCING ACTIVITIES during fiscal 1997 totaled $1.6 million. In fiscal 1997, long-term borrowings increased $2.4 million, used primarily for capital expenditures, inventory purchases and accounts payable reduction.

     OTHER In 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Statement 121 also addresses the accounting for assets that are expected to be disposed of. The adoption of this standard in fiscal year 1997 had no effect on the consolidated financial statements of the Company.

     Also in 1995, FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which introduces a fair-value based method of accounting for stock-based compensation. Under the standard, companies may choose to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, while adopting the disclosure provisions of Statement 123. The Company adopted Statement 123 in fiscal year 1997 and plans to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25.

     In February 1997, FASB issued Statement No. 128, Earnings Per Share, which
(i) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15.

     Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Statement 128 requires restatement of all prior-period EPS data presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent certified public accountants and the consolidated financial statements and schedule thereto follow the disclosure under "Item 14. Exhibits, Financial Statements Schedule and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) On April 18, 1997 the Company, upon recommendation of the executive officers, dismissed Coopers & Lybrand LLP as its principal accountants for the 1997 fiscal year. Coopers & Lybrand's reports on the Company's consolidated financial statements as of and for each of the years ended April 28, 1996 and April 30, 1995 were unqualified. During these years, there have been no disagreements with Coopers & Lybrand LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure or any reportable events.

     Grant Thornton LLP was selected and approved by the executive officers, and ratified by the Company's shareholders, as the Company's independent certified public accountants for the year ending April 27, 1997.

     (b) There have been no disagreements with the auditors on matters of accounting and financial disclosure.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(A)(1) FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants ............................  F-1

Consolidated Balance Sheets at April 27, 1997 and April 28, 1996 ..............  F-3

Consolidated Statements of Operations for the Years Ended
  April 27, 1997, April 28, 1996 and April 30, 1995 ...........................  F-5

Consolidated Statement of Stockholders' Equity for the Years
  Ended April 27, 1997, April 28, 1996 and April 30, 1995 .....................  F-6

Consolidated Statements of Cash Flows for the Years Ended
  April 27, 1997, April 28, 1996 and April 30, 1995 ...........................  F-7

Notes to Consolidated Financial Statements ....................................  F-9

(A)(2) FINANCIAL STATEMENT SCHEDULE:
Schedule II - Consolidated Schedule of Valuation and Qualifying
  Accounts for the Years Ended April 27, 1997 and April 28, 1996 ..............  F-17


(A)(3) EXHIBITS


       EXHIBIT NUMBER                      DOCUMENT
       --------------                      --------
       (2)(i)          Agreement and Plan of Reorganization*...................
       (2)(ii)         Certificate of Ownership and Merger* ...................
       (3)(i)          Certificate of Incorporation*...........................
       (3)(ii)         Bylaws*.................................................
       (3)(iii)        Amendment to Bylaws***..................................
       (3)(iv)         Amendment to the Certificate of Incorporation****.......
         (4)           Specimen of Common Stock Certificates*..................
       (10)(i)         Lease of Taylor Outlet*.................................
       (10)(ii)        Loan Agreement - Comerica Bank***.......................
       (10)(iii)       Lease of Oak Park Outlet**..............................
       (10)(iv)        Lease of Farmington Outlet**............................
        (10)(v)        Lease of Roseville Outlet**.............................
       (10)(vi)        Amendment to Oak Park Lease***..........................
       (10)(vii)       Employment Agreement - Matthew Martin***................
       (10)(viii)      Non-competition and Non-disclosure Agreement -
                         Matthew Martin***.....................................
       (10)(ix)        Employment Agreement - Timothy Collins***...............
        (10)(x)        Non-competition and Non-disclosure Agreement -
                         Timothy Collins***....................................
        (10)(xi)       Incentive Stock Option Plan***..........................
        (10)(xii)      Executive Incentive Stock Option Plan***................

*    Incorporated by reference to the original filing of Form 10 on August 13,
       1993
**   Incorporated by reference to Amendment No. 1 to Form 10 on October 12,
       1993
***  Incorporated by reference to Annual Report on Form 10K for the fiscal year ended April 30, 1994 filed on July 29, 1994
**** Incorporated by reference to the Annual Report on Form 10K for the fiscal year ended April 30, 1995 filed on July 28, 1995

(B)    REPORTS ON FORM 8-K

       A report on Form 8-K dated April 18, 1997 was filed during the fourth quarter of fiscal 1997. Such report related to the change of accounting and auditing firms for fiscal year ended April 27, 1997.

(C)    EXHIBITS

       See  (a)(3) above

(D)    FINANCIAL STATEMENT SCHEDULE

       See  (a)(2) above

                         [GRANT THORNTON LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cattleman's, Inc.

We have audited the accompanying consolidated balance sheet of Cattleman's, Inc. (a Delaware corporation) and Subsidiary as of April 27, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Cattleman's, Inc. and Subsidiary as of April 27, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended April 27, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/  GRANT THORNTON LLP



Detroit, Michigan
June 13, 1997

                        [COOPERS & LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cattleman's, Inc.:

We have audited the accompanying consolidated balance sheet of Cattleman's, Inc. and subsidiary as of April 28, 1996, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended April 28, 1996. We have also audited the financial statement schedule listed in Item 14(a) of this Form 10-K for the year ended April 28, 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cattleman's, Inc. and subsidiary as of April 28, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 28, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
June 23, 1996

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       APRIL 27, 1997 AND APRIL 28, 1996




                                                         APRIL 27,    APRIL 28,
                        ASSETS                             1997         1996
                                                        -----------  -----------
CURRENT ASSETS
  Cash                                                     $919,261     $737,658
  Accounts receivable, less allowance for doubtful
    accounts of $100,000 in 1997 and $150,000 in 1996     4,529,592    4,700,314
  Inventories                                             4,071,486    4,999,966
  Prepaid expenses                                          491,244      579,558
  Refundable income taxes                                   121,296      333,549
  Deferred income taxes                                      64,000      113,000
                                                        -----------  -----------
                                                         10,196,879   11,464,045
PROPERTY, PLANT AND EQUIPMENT
  Land                                                      188,416      147,166
  Buildings and improvements                              5,421,033    5,288,205
  Equipment                                               5,852,531    5,436,474
  Vehicles                                                  166,946      166,244
                                                        -----------  -----------
                                                         11,628,926   11,038,089
  Less accumulated depreciation                           6,083,869    4,984,191
                                                        -----------  -----------
            Net property, plant and equipment             5,545,057    6,053,898

OTHER ASSETS
  Goodwill, net of accumulated amortization of $89,698
    in 1997 and $65,880 in 1996                             305,581      329,399
  Loans - officers                                          300,576      294,554
  Sundry                                                    286,717      310,783
                                                        -----------  -----------
                                                        $16,634,810  $18,452,679
                                                        ===========  ===========

                                                       APRIL 27,    APRIL 28,
         LIABILITIES AND STOCKHOLDERS' EQUITY            1997         1996
                                                      -----------  -----------
  CURRENT LIABILITIES
    Current portion of long-term debt                  $4,384,516     $636,715
    Accounts payable                                    3,487,582    4,219,886
    Accrued expenses and other current liabilities      1,231,470      960,829
                                                      -----------  -----------
                                                        9,103,568    5,817,430


  LONG-TERM DEBT                                        2,446,924    7,415,764

  DEFERRED INCOME TAXES                                   101,000      181,000
                                                      -----------  -----------
            Total Liabilities                          11,651,492   13,414,194


  COMMITMENTS AND CONTINGENCIES (NOTES H AND I)                 -            -

  STOCKHOLDERS' EQUITY
    Common stock
      $.001 par value; authorized, 4,500,000 shares;
        issued and outstanding; 3,239,083 shares in
        1997 and 3,289,983 shares in 1996                   3,304        3,292
    Capital in excess of par value                        712,714      791,036
    Retained earnings                                   4,267,300    4,244,157
                                                      -----------  -----------
                                                        4,983,318    5,038,485
                                                      -----------  -----------
                                                      $16,634,810  $18,452,679
                                                      ===========  ===========















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED APRIL, 1997, 1996 AND 1995





                                                               APRIL 27,             APRIL 28,             APRIL 30,
                                                                 1997                  1996                  1995
                                                             --------------       --------------        -------------
Sales                                                          $119,776,779         $125,279,271         $126,342,937

Cost of goods sold, including plant and
  distribution                                                  114,604,118          120,109,380          121,838,830

Selling, general and administrative expenses                      4,422,448            4,741,217            4,457,359
                                                             --------------       --------------        -------------
Earnings from operations                                            750,213              428,674               46,748
Interest expense and other, net                                     655,070              623,833              480,509
                                                             --------------       --------------        -------------
          Earnings (loss) before income tax                          95,143             (195,159)            (433,761)

Income tax (benefit)
  Current                                                           103,000               66,000             (189,000)
  Deferred                                                          (31,000)            (100,000)             109,000
                                                             --------------       --------------        -------------
                                                                     72,000              (34,000)             (80,000)
                                                             --------------       --------------        -------------
Net earnings (loss)                                          $       23,143       $     (161,159)       $    (353,761)
                                                             ==============       ==============        =============

Earnings (loss) per share of common stock                    $         0.01       $        (0.05)       $       (0.11)
                                                             ==============       ==============        =============























THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED APRIL, 1997, 1996 AND 1995


                                               COMMON STOCK           CAPITAL                         TOTAL
                                        -------------------------     EXCESS OF     RETAINED      STOCKHOLDERS
                                         SHARES       AMOUNT          PAR VALUE     EARNINGS         EQUITY
                                        ------------    ---------   ------------   ----------    --------------
Balance, May 1, 1994                       3,267,583       $3,268       $779,950   $4,759,077        $5,542,295

Issuance of common stock                      12,000           12          7,548            -             7,560

Net loss for year                                  -            -              -     (353,761)         (353,761)
                                        ------------    ---------   ------------   ----------    --------------
Balance, April 30, 1995                    3,279,583        3,280        787,498    4,405,316         5,196,094

Issuance of common stock                      12,000           12          6,738            -             6,750

Purchase and retirement of common stock       (1,600)           -         (3,200)           -            (3,200)

Net loss for year                                  -            -              -     (161,159)         (161,159)
                                        ------------    ---------   ------------   ----------    --------------
Balance, April 28, 1996                    3,289,983        3,292        791,036    4,244,157         5,038,485

Issuance of common stock                      12,000           12          8,988            -             9,000

Purchase and retirement of common stock      (62,900)           -        (87,310)           -           (87,310)

Net earnings for year                              -            -              -       23,143            23,143
                                        ------------    ---------   ------------   ----------    --------------
Balance, April 27, 1997                    3,239,083       $3,304       $712,714   $4,267,300        $4,983,318
                                        ============    =========   ============   ==========    ==============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED APRIL 1997, 1996 AND 1995






                                                          APRIL 27,        APRIL 28,        APRIL 30,
                                                            1997             1996             1995
                                                         ----------       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                    $   23,143       $   (161,159)    $   (353,761)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
      Depreciation                                        1,113,700            985,958          821,732
      Amortization                                           23,818             20,613           27,600
      Deferred income taxes                                 (31,000)          (100,000)         109,000
      Stock issued as compensation                            9,000              3,550            7,560
      Changes in operating assets and liabilities
        Accounts receivable                                 170,722             (5,627)       1,495,098
        Inventories                                         928,480           (412,809)         480,282
        Prepaid expenses                                     88,314           (113,384)         (13,180)
        Accounts payable                                   (732,304)          (533,151)      (1,686,779)
        Accrued expenses and other current
          liabilities                                       270,641           (226,507)        (180,464)
        Income taxes                                        212,253            (72,480)        (179,069)
                                                         ----------       ------------     ------------
          Net cash provided by (used in)
            operating activities                          2,076,767           (614,996)         528,019

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase (decrease) in loans to officers                   (6,022)           (27,084)           8,172
  Purchase of property, plant and equipment                (337,461)          (594,411)      (1,680,556)
  Decrease (increase) in sundry assets                       24,066           (144,379)         (42,830)
                                                         ----------       ------------     ------------
          Net cash used in investing activities            (319,417)          (765,874)      (1,715,214)


CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving line
  of credit, bank                                        (2,028,302)         1,548,902        (150,508)
Borrowings on long-term debt                              2,385,000             50,031       2,413,272
Payments on long-term debt                               (1,845,135)          (628,240)       (876,820)
Repurchase of common stock                                  (87,310)                 -               -
                                                         ----------       ------------     ------------
          Net cash (used in) provided by
            financing activities                         (1,575,747)           970,693        1,385,944

Increase (decrease) in cash                                 181,603           (410,177)         198,749

Cash, beginning of year                                     737,658          1,147,835          949,086
                                                         ----------       ------------     ------------
Cash, end of year                                        $  919,261       $    737,658     $  1,147,835
                                                         ==========       ============     ============

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                     YEARS ENDED APRIL 1997, 1996 AND 1995




                                              APRIL 27,   APRIL 28,  APRIL 30,
                                                 1997       1996       1995
                                              ----------  ---------  ---------
  SUPPLEMENTAL INFORMATION
    Interest paid                               $668,586   $647,433   $487,283
    Income taxes paid                                  -    210,000          -

  NONCASH INVESTING AND FINANCING ACTIVITIES
    Long-term debt incurred for purchase of
      property, plant and equipment             $267,398    $50,031   $238,080






































THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 27, 1997 AND APRIL 28, 1996



NOTE A - BUSINESS OPERATIONS

NATURE OF OPERATIONS

The Company converts beef carcasses into boxed beef and operates fresh food retail outlets in the metropolitan area of Detroit, Michigan. Beef production is sold throughout the United States, Canada, Mexico and the Caribbean with some sales to the Far East. The Company purchases its beef primarily from the three largest slaughtering companies in the country: Iowa Beef Processors, Monfort and Excel.

The Company sells the majority of its beef production to restaurant and institutional suppliers, fresh meat distributors, hotels and restaurants and through five retail outlets.

FISCAL YEAR

The Company's fiscal year end is the last Sunday in April. Fiscal years ended April 27, 1997, April 28, 1996 and April 30, 1995 consisted of 52 weeks.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cattleman's Meat Company. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories consist principally of finished goods and merchandise inventory. Finished goods inventories are stated at the lower of cost (first-in, first-out method) or market. Merchandise inventories are stated at the lower of cost or market, using the retail method for store inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Capitalized amounts include expenditures which materially extend the useful lives of existing property, plant and equipment. Gains or losses from the disposal of property, plant and equipment are included in the determination of income for the period and the assets and corresponding accumulated depreciation are eliminated from the accounts. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range 10-40 years for building and improvements and 5-10 years for equipment and vehicles.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiary to determine that no impairment has occurred.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during each year. The weighted average number of shares outstanding was 3,265,391, 3,286,783, and 3,270,583 for 1997, 1996, and 1995, respectively. The potential dilution from shares issuable under the employee stock option plan and warrants granted are excluded from the computation of weighted average number of common shares outstanding since they are not significant.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Statement 121 also addresses the accounting for assets that are expected to be disposed of. The adoption of this standard in fiscal year 1997 had no effect on the consolidated financial statements of the Company.

In 1997, FASB issued Statement No. 128, Earnings Per Share, which (i) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996



NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Statement 128 requires restatement of all prior-period EPS data presented.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 financial statements in order for them to conform to the 1997 presentation.

NOTE C - LOANS - OFFICERS

The loans receivable, officers, are due April 30, 1999, including interest at seven percent. Interest income amounted to approximately $17,000, $17,000 and $26,000 in 1997, 1996 and 1995, respectively.

NOTE D - RETIREMENT PLANS

The Company maintains two defined contribution pension plans that cover substantially all hourly employees. Contributions are based on eligible compensation and hours worked. Pension expense approximated $127,000, $126,000 and $110,000 in 1997, 1996 and 1995, respectively.

The Company also has a profit-sharing and 401(k) plan in which all salaried employees are eligible to participate. The plan provides for discretionary and required contributions by the Company and allows participants to make pre-tax contributions. Company contributions approximated $36,000, $33,000 and $38,000 in 1997, 1996 and 1995, respectively.

NOTE E - STOCK OPTIONS

In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") for transactions entered into during 1996 and thereafter. The Statement established a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's consolidated financial position or results of operation.

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996



NOTE E - STOCK OPTIONS (CONTINUED)

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized for the plan.

In connection with the acquisition of Oak Farms, the Company granted three key employees options to purchase a total of 150,000 shares of the Company's common stock at $4.00 per share. The options vest over four years and expire October 31, 1997. At April 27, 1997, April 28, 1996, and April 30, 1995, 112,500,
75,000, and 37,500 options, respectively, were vested.

Effective October 1993, the Company adopted an executive incentive stock option plan, authorizing the Company to grant up to 417,000 shares of the Company's common stock to key employees. In 1994, the Company granted options to purchase 417,000 shares at $4.00 per share. The options vest over five years and expire October 31, 1998. At April 27, 1997, April 28, 1996, and April 30, 1995, 250,200, 166,800 and 83,400 options, respectively, were vested.

NOTE F - FINANCING ARRANGEMENTS

Effective June 23, 1994, the Company entered into an $11,700,000 loan agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,700,000 in revolving credit loans, and $4,000,000 in term loans.

Borrowings under the revolving credit loan are due June 1, 1997 and bear interest at one and three-quarters percent above the bank's prime rate (10.0% at April 27, 1997). Long-term debt consists of the following at April 27, 1997 and April 28, 1996:




                                                                                       1997             1996
                                                                                     ----------      ------------
Revolving credit loans                                                               $4,089,791       $6,118,094

Term loan, bank, due in monthly installments of $40,000, plus interest at 1.75 percent over the bank's prime rate until July 1, 1999, collateralized by substantially all of the Company's assets and are limited by formulas based
 upon eligible accounts receivable and inventory.                                             -        1,560,000

Notes payable, due in monthly installments of $17,472, including interest at 10.50 percent, until October 18, 2016, collateralized by real property and its contents and personally guaranteed by the Chairman of the
 Board.                                                                               1,737,249                -

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996




NOTE F - FINANCING ARRANGEMENTS (CONTINUED)

                                                                                        1997              1996
                                                                                     ----------        ----------

Equipment note payable, due in monthly installments of $14,583, including interest at 10.20 percent, until October 17, 2000, collateralized by food processing equipment and personally guaranteed by the Chairman of the
 Board.                                                                                 547,500                 -

Equipment note payable, due in monthly installments of $5,000, no stated
 interest (interest imputed at 9.5 percent), until October 14, 2000,
 collateralized by a cogeneration system.                                               170,917           219,015

Capitalized lease obligations, due in monthly installments, including interest at various rates from 8.7 and 13.0 percent, until May 20,
 2003, collateralized by equipment.                                                     249,237           100,211

Notes payable, due in monthly installments, including interest at various interest rates from 7.8 to 10.5 percent, until February 29, 2000,
 collateralized by vehicles.                                                             36,746            55,159
                                                                                     ----------        ----------
Long-term Debt                                                                        6,831,440         8,052,479
           Less current portion                                                       4,384,516           636,715
                                                                                     ----------        ----------
                                                                                     $2,446,924        $7,415,764
                                                                                     ==========        ==========



Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of debt approximates its carrying value.

The annual maturities of long-term debt during the next five years (excluding the capital lease obligations) are as follows:


                                                 ANNUAL
                            FISCAL YEAR        MATURITIES
                            -----------        ----------
                            1998               $4,354,161
                            1999                  272,173
                            2000                  268,219
                            2001                   81,959
                            2002                   41,774
                            Thereafter          1,563,917
                                               ----------
                                               $6,582,203
                                               ==========
        </Tabl
                                      F-13

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996



NOTE F - FINANCING ARRANGEMENTS (CONTINUED)

Outstanding letters of credit amounted to $1,150,000 at April 27, 1997.

The Company's banking arrangement provides that substantially all of its cash receipts are wire transferred on a daily basis to the bank as payment against the revolving credit facility. Disbursements are funded on a daily basis by borrowing against the revolving credit facility. Accounts payable, as reflected on the consolidated balance sheet, includes disbursements to be funded by transfers from the bank, in accordance with the banking arrangement. This amounted to $823,000 at April 27, 1997 and $1,800,000 at April 28, 1996,
respectively. Substantially all cash, as reflected on the consolidated balance sheet, will be applied to the outstanding balance on the revolving credit facility in the following week.

The equipment note payable was issued in connection with the purchase of certain equipment. Under the terms of the purchase, the Company has reserved 250,000 shares of its common stock which the vendor may acquire for nominal consideration in the event the Company defaults on the equipment note payable.

Property under capital leases, included in property, plant and equipment, consists of the following at April 27, 1997 and April 28, 1996:

                                           1997            1996
                                         ---------       --------
Equipment                                $728,563        $461,165

  Less accumulated depreciation           227,776         192,047
                                         --------        --------
Total property under capital lease       $500,787        $269,118
                                         ========        ========

Future minimum rents for property under capital leases are as follows:


                                                                        1997
                                                                     ---------
                              1998                                    $ 52,170
                              1999                                      46,670
                              2000                                      46,670
                              2001                                      45,159
                              2002                                      37,430
                              Thereafter                               110,376
                                                                     ---------
                  Total minimum lease obligation                       338,475
                    Less amount representing interest                   89,238
                                                                     ---------
                  Present value of total minimum lease obligations    $249,237
                                                                     =========


                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996


NOTE G - INCOME TAXES

Deferred income taxes reflect the estimated future tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and such basis as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of April 27, 1997 and April 28, 1996 are as follows:

                                   1997                     1996
                                DEFERRED TAX             DEFERRED TAX
                           ----------------------  -----------------------
                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
                           --------   -----------  ----------  -----------
       Depreciation         $     -     $158,000     $     -     $226,000
       Prepaid bonuses            -       40,000           -       54,000
       Vacation expense      67,000            -      65,000            -
       Bad debts             34,000            -      51,000            -
       Medical expenses           -            -      34,000            -
       Other                 60,000            -      62,000            -
                          ---------    ---------   ---------    ---------
                           $161,000     $198,000    $212,000     $280,000
                          =========    =========   =========    =========

Major differences between the income tax expense at the federal statutory rate of 34 percent and the Company's provision for taxes on income are as follows:

                                                      YEARS ENDED
                                          ----------------------------------
                                            APRIL 27,  APRIL 28,  APRIL 30,
          TAX DIFFERENCES                     1997       1996        1995
    ---------------------------           -----------  --------- -----------
   Federal statutory rate                     $33,000  $(61,000)  $(146,000)
   Officers' life insurance expense            14,000     3,000      20,000
   Meals and entertainment                     17,000    15,000      16,000
   Amortization of goodwill                     8,000     9,000       9,000
   Other                                            -         -      21,000
                                          -----------  --------  ----------
   Provision (benefit) for income taxes       $72,000  $(34,000)   $(80,000)
                                          ===========  ========  ===========

NOTE H - COMMITMENTS

The Company is obligated under noncancelable operating leases through November 30, 2004. The lease agreements include payment of real property tax as well as operating expenses. Approximate minimum future lease payments are as follows:

                              1998      $  310,000
                              1999         314,000
                              2000         320,000
                              2001         322,000
                              2002         295,000
                           Thereafter      492,000
                                        ----------
                              Total     $2,053,000
                                        ==========

                        CATTLEMAN'S, INC. AND SUBSIDIARY

                       APRIL 27, 1997 AND APRIL 28, 1996



NOTE H - COMMITMENTS (CONTINUED)

Rent expense amounted to approximately $309,000, $391,000 and $395,000 during 1997, 1996 and 1995, respectively.

NOTE I - CONTINGENCIES

The Company may from time to time, be involved in routine litigation and various legal efforts incidental to the normal operations of its business. In management's opinion, none of these matters presently will result in a material liability.

In late September, early October, 1996, there was an apparent outbreak of Legionnaires' Disease in the Farmington/Farmington Hills area. In a press statement issued by the Oakland County Health Department on November 8, 1996, Oakland County indicated that they found Legionella bacteria in the water cooling condenser located on top of Cattleman's retail facility located in Farmington, Michigan. There were thirty reported cases and four reported fatalities. Cattleman's is cooperating with the County to take all actions necessary to clean its water tower condenser.

Cattleman's is currently investigating the County's investigative procedures and findings in this regard. Cattleman's believes that there was no negligence on its part and Cattleman's believes that it has adequate insurance to cover any lawsuits which might arise. The effect on sales is unknown.

                                  CATTLEMAN'S

                                  SCHEDULE II



Consolidated Schedule of Valuation and Qualifying Accounts



                                        BALANCE AT                         BALANCE
   FOR THE                              BEGINNING                          AT END
  YEAR ENDED         DESCRIPTION        OF PERIOD  ADDITIONS  DEDUCTIONS  OF PERIOD
-------------------------------------------------------------------------------------

April 27, 1997  Allowance for Doubtful
                Accounts Receivable      $150,000    $67,246    $117,246   $100,000

April 28, 1996  Allowance for Doubtful
                Accounts Receivable      $175,000    $96,401    $121,401   $150,000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CATTLEMAN'S, INC.
                                     a Delaware corporation




                                     By:   /s/  DAVID S. ROHTBART
                                          --------------------------------------
                                     David S. Rohtbart
                                     lts:  President and Chief Executive Officer


Date:  July 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/  MARKUS ROHTBART                       /s/  DAVID S. ROHTBART
--------------------------------------     -------------------------------------

    (Markus Rohtbart, Chairman of the      (David S. Rohtbart, President,
    Board and Treasurer)                   Chief Executive Officer and Director)




/s/  SAMUEL FEIG                           /s/  MATTHEW G. MARTIN
--------------------------------------     -------------------------------------

(Samuel Feig, Director)                    (Matthew G. Martin, Chief Operating
                                           and Financial Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   27                                           Financial Data Schedule