Form 10-Q
period 1997-07-27
CATTLEMANS INC
filed 1997-09-10
CIK 910646

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              -----------------

                                 FORM  10-Q

              Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                     For the Quarter Ended July 27, 1997
                               (First Quarter)

                       Commission File Number 0-22252


                              CATTLEMAN's, INC.
           (Exact name of registrant as specified in its charter)

                              -----------------

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

                               YES  X   NO
                                   ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at July 25, 1997
          -----                         ----------------------------
  Common stock, $.001 per share                 3,246,983

                         Part 1:  Financial Information


                               Cattleman's, Inc.
                          Item 1 Financial Statements
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

($ in Thousands)

                                          JULY 27, 1997         APRIL 27, 1997
                                          -------------         --------------
ASSETS
Current Assets
  Cash                                    $         699         $          919
  Accounts Receivable                             4,948                  4,530
  Inventory - Finished Goods                      3,185                  3,784
  Inventory - Supplies                              208                    287
  Prepaid Expenses                                  343                    491
  Refundable Income Taxes                           298                    121
  Deferred Income Taxes                              64                     64
                                          -------------         --------------
                     Current Assets               9,745                 10,196

Property, Plant & Equipment                      11,879                 11,629
Accumulated Depreciation                         (6,363)                (6,084)
                                          -------------         --------------
                     Net                          5,516                  5,545

Other Assets
  Goodwill                                          299                    306
  Loans receivable, officers                        300                    300
  Sundry                                            287                    287
                                          -------------         --------------
                     Other Assets                   886                    893

                                          $      16,147         $       16,634
                                          =============         ==============


LIABILITIES
  Current Portion, long-term debt         $       3,877         $        4,384
  Accounts Payable                                4,018                  3,488
  Accrued Expenses and Other
   Current Liabilities                            1,116                  1,231
                                          -------------         --------------
                     Current Liabilities          9,011                  9,103

  Long-term Debt                                  2,291                  2,447
  Deferred Income Taxes                             101                    101
                                          -------------         --------------
                                                  2,392                  2,548

  Total Liabilities                              11,403                 11,651

EQUITY
  Capital                                           707                    716
  Retained Earnings                               4,037                  4,267
                                          -------------         --------------
                                                  4,744                  4,983


                                          $      16,147         $       16,634
                                          =============         ==============



The accompanying notes are an integral part of these condensed consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                Condensed Consolidated Statements of Operations
                                  (unaudited)




($ in thousands except per share data)

                              Thirteen Weeks Ended

                                  JULY 27, 1997              JULY 28, 1996
                               ------------------        --------------------
Sales                          $  32,332   100.0%        $  32,473     100.0%

Cost of Goods Sold                31,428    97.2%           31,010      95.5%
Selling, General & Admin.          1,100     3.4%            1,140       3.5%
                               ------------------        --------------------

Earnings (Loss) From
 Operations                         (196)   -0.6%              323       1.0%

Interest, Net                        164     0.5%              175       0.5%
                               ------------------        --------------------

Earnings (Loss) Before
 Income Tax                         (360)   -1.1%              148       0.5%

Income Tax (Benefit)                (130)   -0.4%               53       0.2%
                               ------------------        --------------------

Net Earnings (Loss)            $    (230)   -0.7%        $      95       0.3%
                               ==================        ====================


Earnings (Loss) Per Share         ($0.07)                    $0.03
                               =========                 =========

Average Shares Outstanding     3,239,725                 3,291,583
                               =========                 =========


The accompanying notes are an integral part of these condensed consolidated statements.

                               Cattleman's, Inc.
                          Item 1 Financial Statements
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)





($ in Thousands)                                            Thirteen Weeks Ended
                                                      JULY 27, 1997     JULY 28, 1996
                                                     --------------     -------------
      CASH FLOW PROVIDED BY OPERATING ACTIVITIES     $        702      $     1,228

      INVESTING ACTIVITIES
                     Capital Expenditures & Other            (250)            (402)

      FINANCING ACTIVITIES
                     Net Repayments on Debt                  (663)          (1,434)
                     Repurchase of Common Stock                (9)               0

      Change in Cash                                         (220)            (608)
      Beginning Cash                                          919              738

                                                     ------------      -----------
      Ending Cash                                    $        699      $       130
                                                     ============      ===========





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the period for:

                     Interest                        $        173      $       182
                                                     ============      ===========

                     Income Taxes                    $         55      $         0
                                                     ============      ===========


The accompanying notes are an integral part of these condensed consolidated statements.

CATTLEMAN's, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of
Cattleman's, Inc. ("Cattleman's") have been prepared in accordance with  the
instructions for Form 10-Q and are unaudited.   The statements  include all
adjustments (consisting of normal recurring accruals) which Cattleman's considers necessary for a fair presentation of the interim periods. The accounting policies followed by Cattleman's and additional footnotes, are included in the Cattleman's fiscal year 1997 annual report on Form 10-K.

This 10-Q is written with the presumption that the users of the interim financial statements have read or have access to Cattleman's Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of April 27, 1997 and for the year then ended. Only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

2.  COMMITMENTS AND CONTINGENCIES

In late September, early October, 1996, there was an apparent outbreak of Legionnaires' Disease in the Farmington/Farmington Hills area. In a press statement issued by the Oakland County Health Department on November 8, 1996, Oakland County indicated that they found Legionella bacteria in the water cooling condenser located on top of Cattleman's retail facility located in Farmington, Michigan. There were thirty reported cases and four reported fatalities. The effect on sales is unknown. See "Part II Item 1. Legal Proceedings."

CATTLEMAN's, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FIRST QUARTER - FISCAL 1998

Comparison of thirteen weeks ended July 27, 1997 to thirteen weeks ended July 28,1996

RESULTS OF OPERATIONS

Sales for the thirteen weeks ended July 27, 1997 and July 28, 1996 were $32,332,000 and $32,473,000 respectively. Sales dollars dropped .4% due to a decrease in gross tonnage sold offset by an increase in the sales price per pound. Retail sales, as a percent of total sales, decreased approximately 2% over the prior period.

Cost of Goods Sold for the thirteen weeks ended July 27, 1997 and July
28, 1996 were $31,428,000 and $31,010,000 respectively, an increase of $418,000. This represents 97.2% and 95.5% of sales for the respective periods. This increase of 1.7% resulted primarily from higher prices for beef carcasses during the quarter ended July 27, 1997.

Selling, General and Administrative Expenses for the thirteen weeks ended July 27, 1997 and July 28, 1996 were $1,100,000 and $1,140,000, respectively.  These costs remained relatively stable.

Interest, net totaled $164,000 for the thirteen weeks ended July 27,
1997, down from $175,000 for the thirteen weeks ended July 28, 1996.   The
decrease resulted primarily from a lower use of the revolving line of credit throughout the period for slightly higher average accounts receivable levels.

Net Loss for the thirteen weeks ended July 27, 1997 totaled ($230,000) compared with net earnings of $95,000 for the thirteen weeks ended July 28,
1996.   The $325,000 decrease resulted primarily from lower margins  in both the processing and retail operations.

FINANCIAL CONDITION

Cash Provided By Operations  for the thirteen weeks ended July 27,
1997, totaled $702,000. These monies were generated mainly from decreases in inventory of $678,000, decreases in prepaid expenses of $148,000 and an increase in accounts payable of $530,000 offset by increases in accounts receivable of $418,000, decreases in net income of $230,000. Cash provided by operations in the thirteen weeks ended July 28, 1996 totaled $ 1,228,000 that was used, primarily, to reduce the long-term debt.

Investing Activity for the thirteen weeks ending July 27, 1997 and July
28, 1996 was $250,000 and $402,000 respectively. Funds were used primarily for improvements to and equipment in the processing plant.

Financing Activity for the thirteen weeks ended July 27, 1997 represented repayments of $663,000 of debt, net of borrowings.

PART  II.   OTHER  INFORMATION




CATTLEMAN'S, INC.


ITEM 1.   LEGAL PROCEEDINGS

            Cattleman's is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on Cattleman's business, financial condition or results of operations. Since March, 1997, Cattleman's has been named as a co-defendant in ten (10) lawsuits (one of them a purported class action lawsuit on behalf of 17 individuals) filed in the Circuit Court for the County of Oakland. The complaints generally allege that Cattleman's was negligent with respect to its water cooling condenser located on top of its retail facility located in Farmington, Michigan which condenser allegedly was the source of Legionella bacteria which allegedly caused injury or death to the respective plaintiffs named therein. The manufacturer of the water cooling condenser and the company responsible for its maintenance are also named as co-defendants. The plaintiffs generally seek compensatory damages. Although there can be no assurance as to the outcome of the lawsuits, Cattleman's believes that it has meritorious defenses to the allegations made in the complaints and is adequately insured and is defending itself vigorously.


ITEM 2.   CHANGES IN SECURITIES

            None


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

            None


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None


ITEM 5.   OTHER INFORMATION

            None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

            None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10 - Q for the thirteen weeks ended July 27, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Cattleman's, INC.

DATE:  September 10, 1997
       ------------------
                                   Markus Rohtbart
                                   ------------------------------------
                                   Markus Rohtbart
                                   Chairman of the Board & Treasurer


                                   David D. Rohtbart
                                   ------------------------------------
                                   David Rohtbart
                                   President & Chief Executive Officer

                              INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
- -----------                                     -----------
  EX-27                                         Financial Data Schedule