Form 10-Q
period 2010-09-30
OMOPLATA CORP.
filed 2010-11-17
CIK 910646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number XXXXXXXXX

OMOPLATA CORP.

 (Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		38-3012740 (I.R.S. Employer Identification No.)
215 Dino Drive (Address of principal executive offices)		48103 (Zip Code)
Issuer’s Telephone Number	(734) 531-8645

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x      No x

The number of shares of Common Stock , outstanding on November 17 , 2010 was 156,360 shares.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of September 30 , 2010 (audited) and December 31, 2009 (audited);
Statements of Opeartions for the three months ended September 30, 2010 (audited) and for the period March 26, 2010 (date of reconstitution) through September 30, 2010 (audited);
Statement of Stockholders’ Deficit from December 31,2009 to September 30, 2010 (audited);
Statements of Cash Flows for the three months ended September 30, 2010 and for the period March 26, 2010 (date of reconstitution) through September 30, 2010 (audited);
Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@cpa-ezxl.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

PDK Energy, Inc.

I have audited the balance sheets of Omoplata, Inc. as of September 30, 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the period ended September 30, 2010 and for the period March 26, 2010 (date of reconstitution) through September 30, 2010.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Omoplata, Inc. as of September 30, 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the period ended September 30, 2010 and for the period March 26, 2010 (date of reconstitution) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

November 10, 2010

OMOPLATA, INC
FORMERLY CATTLEMAN'S INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER	DECEMBER
	30, 2010	31, 2009
	(audited)	(audited)
ASSETS

CURRENT
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES
Note payable - shareholder	$ 1,501	$ -

TOTAL LIABILITIES	1,501	-

SHAREHOLDER EQUITY
SHARE CAPITAL
Preference shares - 10,000,000 authorized, par value $0.01
- issued and fully paid - nil	-	-
Common shares - 50,000,000 authorized, par value $0.001
- issued and fully paid - 156,360 (December 31, 2009 - 5,635,859)	156	5,636

Paid in capital	9,844	(5,636)

DEFICIT	(11,501)	-

TOTAL SHAREHOLDER EQUITY	(1,501)	-

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

OMOPLATA, INC
FORMERLY CATTLEMAN'S INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	FOR THE	MARCH 26, 2010
	THREE MONTHS	(RECONSITUTION)
	ENDED	THROUGH
	SEPTEMBER	SEPTEMBER
	30, 2010 (audited)	30, 2010 (audited)

REVENUE	$ -	$ -

EXPENSES
General and administrative	11,501	11,501

Total Expenses	11,501	11,501

NET LOSS	$ (11,501)	$ (11,501)

WEIGHTED AVERAGE SHARES OUTSTANDING	106,360	106,360

NET LOSS PER SHARE	$ (0.11)	$ (0.11)

The accompanying notes are an integral part of these financial statements

OMOPLATA, INC
FORMERLY CATTLEMAN'S INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD MARCH 26, 2010 (DATE OF RECONSTITUTION) THROUGH SEPTEMBER 30, 2010

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (audited)	MARCH 26, 2010 (DATE OF RECONSTITUTION) THROUGH SEPTEMBER 30, 2010 (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,501)	$ (11,501)
Stock issued for services rendered	10,000	10,000
Changes in assets and liabilities
Accounts payable	-	-

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,501)	(1,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - shareholder	1,501	1,501

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,501	1,501

Net Change In Cash	-	-

Cash and Cash Equivalents - beginning of period	-	-

Cash and Cash Equivalents - end of period	-	$ -

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

OMOPLATA, INC
FORMERLY CATTLEMAN'S INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDER EQUITY
FROM JANUARY 1, 2010 TO SEPTEMBER 30, 2010

	COMMON SHARES		PAID IN
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - January 1, 2010	5,636,859	5,636	(5,636)	-	-

Shares issued for services, March 26, 2010	10,000,000	10,000	-	-	10,000

Reverse split - 1 for 100	(15,480,499)	(15,480)	15,480	-	-

Net Loss				(11,501)	(11,501)

Balance - September 30, 2010	156,360	$ 156	$ 9,844	$ (11,501)	$ (1,501)

The accompanying notes are an integral part of these financial statements

OMOPLATA, INC.

FORMERLY CATTLEMAN'S INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

Omoplata Inc. which was previously known as Cattleman’s Inc. (“the Company”) was originally organized under the laws of the State of Utah 1984  under the name of Arrow Point Resources, Inc. and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990.

Cattleman's was the successor of Arrow Point Resources, Inc,  Cattleman's Meat was originally organized as Eastern Market Beef Processing Corp. ("Eastern Market").  From its inception in 1972 until September 1997, Eastern Market conducted business as a wholesale beef fabricator.

 Pursuant to an Agreement and Plan of Reorganization dated June 1991, Arrow Point changed its name to Cattleman's, Inc. ("Cattleman's Inc. - Utah"), approved a ten for one reverse stock split of the then issued and outstanding shares and, in consideration of the issuance of 2,832,000 shares of its common stock to the shareholders of Eastern Market, acquired all of the issued and outstanding common stock of Eastern Market.  As a result of the acquisition, Cattleman's - Utah had a total of 3,191,982 shares of common stock issued and outstanding.  Following the reverse acquisition, the officers and directors of Cattleman's - Utah were replaced with the officers and directors of Eastern Market.

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

After filing Form 10-QSB for the nine month period ended July 27, 1997 with the U.S. Securities and Exchange Commission, the Company made no further filings.  On February 6, 2008 the Company’s charter was revoked by the State of Delaware.  The Company no longer retained a Resident Agent in the State of Delaware.  The Company’s shares were listed on the Pink Sheets under the symbol “CTLO”.  The Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered dormant since February 6, 2008.

On March 26, 2010 (date of reconstitution of the corporation), Peter Klamka was appointed receiver for the corporation by Wayne County Circuit Court, Detroit Michigan (Case number 09-016463-CB).

On April 1, 2010, the Company terminated registration under Section 12(g) of the Securities and Exchange Act of 1934.

On June 11, 2010, Peter Klamka issued to Barton PK, LLC 10,000,000 shares of restricted common stock in exchange for $10,000 in costs and expenses in conjunction with the receivership.  Peter Klamka also assumed the role of sole officer and director of the company at that time.

On July 14, 2010, the Company effected a 100 to 1 reverse stock split and changed its name to Omoplata Inc.

The Company’s fiscal year end is December 31.

Basis of Presentation-Development Stage Company:

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception of the development stage to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

The Company has treated its accounting of the current year as a quasi-reorganization and as such has revalued all prior assets, liabilities and accumulated retained earnings or deficit as an adjustment to paid in capital.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010 and December 31, 2009.  Investments are adjusted to fair market value at each reporting period.

Effective January 1, 2008, the Company adopted FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments. The provisions of FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments establishes a new framework for measuring fair value and expands related disclosures.  FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants.  FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined are described below.

Level 1:  Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:   Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:   Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Earnings Per Share:

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2010 and December 31, 2009.

Deferred and Current Income Taxes

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by the FASB ASC Topic concerning Income Taxes to allow recognition of such an asset.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was $10,000 through September 30, 2010.

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the services provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through September 30, 2010, the Company has had no operations.  As of September 30, 2010, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3– Federal Income Taxes:

For the periods ended September 30, 2010 and year ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $11,501 as at September 30, 2010, and will expire beginning in the year 2031. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	December 31, 2009

Deferred tax asset attributable to
Net operating loss carryover	$ 3,910	$ 0
Valuation allowance	3,910)	(0)

Net deferred tax asset	$ -	$ -

Note 4 – Capital Stock Transactions:

The Company issued 10,000,000 shares of common stock to reimburse a shareholder for costs and expenses totaling $10,000 in March 2010.

On July 14, 2010, the Company reverse split its issued and outstanding common stock 1 share for every 100 shares outstanding.  At the time of the reverse split there was 15,635,859 common shares outstanding.

The Company has two classes of stock: command preferred.  The number of common shares authorized is 50,000,000 with .001 par value. As of October 23, 2010, the number of common shares outstanding is 156,360. The company also has 10,000,000 preferred shares authorized with  a par value of .01 none outstanding.

Note 5-Recent Accounting Pronouncements:

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants;

•

our ability to raise adequate working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Plan of Operations.

Omoplata Inc. is the successor to Cattleman's Inc which was the successor of Arrow Point Resources, Inc. ("Arrow Point"), a Utah non-operating shell corporation incorporated in 1984.Cattleman's Meat was originally organized as Eastern Market Beef Processing Corp. ("Eastern Market").  From its inception in 1972, Eastern Market has conducted business as a wholesale beef fabricator.

Pursuant to an Agreement and Plan of Reorganization dated June 1991 (the "Plan"), Arrow Point changed its name to Cattleman's, Inc. ("Cattleman's Inc. -Utah"), approved a ten for one reverse stock split of the then issued and outstanding shares and, in consideration of the issuance of 2,832,000 shares of its common stock to the shareholders of Eastern Market, acquired all of the issued and outstanding common stock of Eastern Market.  As a result of the acquisition, Cattleman's - Utah had a total of 3,191,982 shares of common stock issued and outstanding.  Following the reverse acquisition, the officers and directors of Cattleman's - Utah were replaced with the officers and directors of Eastern Market.

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

After filing Form 10-QSB for the nine month period ended July 27, 1997 with the U.S. Securities and Exchange Commission, the Company made no further filings.  On  February 5 2008  the Company’s charter was revoked by the State of Delaware.  The Company no longer retained a Resident Agent in the State of Delaware.  The Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered dormant since February 5, 2008.

On March 26, 2010, Peter Klamka was appointed receiver for the corporation by Wayne County Circuit Court, Detroit Michigan (Case number 09-016463-CB).  Mr. Klamka made attempts to contact the previous management and board of directors.  These attempts were unsuccessful. Mr. Klamka dismissed the Board of Directors after being unable to contact any previous members.

On April 1, 2010, the Company terminated registration under Section 12(g) of the Securities and Exchange Act of 1934.

On June 11, 2010, Peter Klamka issued to Barton PK, LLC 10,000,000 shares of restricted common stock in exchange for $10,000 in expenses in conjunction with the receivership.  Peter Klamka also assumed the role of sole officer and director of the company at that time.  Peter Klamka is the managing member of Barton PK,LLC and it is owed 98% by the Peter Klamka Revocable Trust.

On July 14, 2010, the Company effected a 100 to 1 reverse stock split and changed its name to Omoplata Inc.

The Company’s fiscal year end is December 31.

Current Business Plan

Omoplata is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Omoplata's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

Although there is no guarantee that a merger with a private, operating business would result in any benefit to our current or future shareholders, the Company believes there exists a potential benefit to the shareholders from the consummation of such a merger or acquisition.  For example, our common stock may become more attractive to the financial community, resulting in an increased share price and/or greater liquidity.  Moreover, if all of the preconditions of Rule 144 are met, including the introduction of an operating business, current restricted shareholders may be able to utilize Rule 144 for the sale of their shares.  Currently, Rule 144 is not available as further described below in Risk Factors.  There is no guarantee that any of these possible benefits will come to fruition.

Negotiations with any merger candidate are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon certain factors, such as the target company's assets and liabilities, the Company's current shareholders will most likely hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires an operating business with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.  Management does not expect to negotiate a cash payment in exchange for the outstanding shares held by non-affiliates.

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. Omoplata would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

Omoplata may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Omoplata may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Omoplata intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

Omoplata has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At nine Months ended  Omoplata had a cash balance of $0and at the year ended December 31, 2009  we had a cash balance of $0. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officer and director of Omoplata has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, or successor management, with such outside assistance as he or they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant.

The Officer of Omoplata has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Omoplata does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.  Rather Omoplata intends to borrow money from management related parties to finance ongoing operations.

Management intends to devote such time as it deems necessary to carry out the Company's affairs.  We cannot project the amount of time that our management will actually devote to our plan of operation.

The time and costs required to pursue new business opportunities, which includes due diligence investigations, negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Omoplata intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated November 10, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

Item 1A.   Risk Factors

WE ARE DEPENDENT ON THE SERVICES OF OUR SOLE OFFICER AND DIRECTOR

Omoplata is dependent upon the continued services of its sole officer and director, Peter Klamka.  If Mr. Klamka were to cease offering his services while he is the sole officer and director, it is likely that the Company would cease to maintain its filings under the Exchange Act although it would continue to be obligated to do so, and would cease to seek new business opportunities.

THE COMPANY HAS LIMITED ASSETS AND NO PRESENT SOURCE OF REVENUES.  THE COMPANY IS DEPENDENT UPON THE FINANCIAL SUPPORT OF ITS SOLE OFFICER AND DIRECTOR AND ENTITIES HE IS AFFILIATED WITH.

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of September 30 ,2010 we had cash of $0 and as of December 31,2009 we had a cash balance of $0.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

SHAREHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

As of the date of this registration statement, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide shareholders with disclosure or information regarding prospective business opportunities.  Moreover, a prospective business opportunity may not result in a benefit to shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

Omoplata's common stock has been subject to quotation on the over the counter Pink Sheets. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for the last 2 years. No active trading market for our securities may develop following the effective date of this Registration Statement.  The lack of an active trading market makes our stock illiquid to investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED

There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

OUR SOLE OFFICER AND DIRECTOR IS THE SOLE OFFICER AND DIRECTOR OF A SUBSTANTIALLY SIMILAR BLANK CHECK COMPANY AND ACCORDINGLY HAS A CONFLICT OF INTEREST IN DETERMINING BUSINESS OPPORTUNITIES

Our management is not required to nor will he commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Omoplata.

Management may have a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions.  In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit.  Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state.  Further, management will consider the current capitalization of an entity he controls in offering a business opportunity to such entity.  In particular, management will consider whether he believes that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock.  If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company’s preference.  Management believes that operating companies will consider such factors as outstanding shares, outstanding shares held by non-affiliates, number of shareholders, reporting history, if any, outstanding liabilities or potential liabilities, tax losses, outstanding commission comments, regulatory history, the name of an entity and the state of domicile of an entity.  This list is not exclusive and the management of an operating company may have a preference for an entity for reasons that we cannot determine in advance.  However, management will act in what he believes will be in the best interests of the shareholders of Omoplata and other respective public companies. Omoplata shall not enter into a transaction with a target business that is affiliated with management.  Moreover, in the event a business opportunity is presented to another entity controlled by management, management will continue to actively seek business opportunities for Omoplata.

In addition, conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other non-management stockholders.  A conflict of interest may arise between management’s personal pecuniary interest and its fiduciary duty to stockholders.

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH OMOPLATA WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

Omoplata expects to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and balance of payments positions and in other respects.

OMOPLATA MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

Omoplata has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of September 30, 2010 and December 31,2009  Omoplata had incurred $11,501 and $0 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of September 30,2010  Omoplata had current liabilities of $1,501,  of which$1,501 was due to related parties and as of September 30,2010. Omoplata had current liabilities of $1,501, all of which are due to related parties . We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this Form 10 management related parties have made a capital investment of $1,501 and additional loans in the amount of $1,501 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Peter Klamka our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Klamka, our Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On March 26, 2010, Peter Klamka was appointed receiver for the corporation by Wayne County Circuit Court, Detroit Michigan (Case number 09-016463-CB).

Under Mr. Klamka’s receivership, and with funds supplied by Barton PK,LLC, the Company reinstated its corporate charter and paid all past due franchise taxes; paid the outstanding debt with the transfer agent; and made an analysis of the Company’s debts and potential for viability as a merger candidate.

Omoplata’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2010, We issued to Barton PK, LLC 10,000,000 shares of restricted common stock in exchange for $10,000 in expenses in conjunction with the receivership.

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit number

Exhibit description

Filed

herewith

Form

1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omoplata Corp

(Registrant)

By:/s/ Peter Klamka

Dated: |November 17,2010

Peter Klamka, President &

 Chief Executive Officer (On behalf of

 the registrant and as principal accounting

 officer)

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omoplata Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated:  November 17, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OMPLATA Corp. (the "Registrant") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  November 17, 2010

/s/ Peter Klamka

Peter Klamka

Chief Executive Officer

(Principal Executive Officer)